Form 10QSB
period 2002-03-31
SOLANEX MANAGEMENT INC
filed 2002-04-22
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March  31,  2002
                                   --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  to

0-49632
Commission  file  number


                            SOLANEX MANAGEMENT CORP.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                   #98-0361151
              ------                                   -----------
    (State of Incorporation)        (I.R.S. Employer Identification  No.)


                    Suite 676, 141 - 757 West Hastings Street,
                  Vancouver, British Columbia, Canada   V6C 1A1
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (604) 681-7806
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for the past 90 days.   (1)  Yes [X] No
(2)  Yes   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, the Issuer had 5,000,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes    No  [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
--------------------------------

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2001.


PART  I  -  FINANCIAL  INFORMATION

         ITEM  1.  FINANCIAL  STATEMENTS
                  Balance  Sheets                                            3
                  Statements  of  Operations                                 4
                  Statements  of  Cash  Flows                                5
                  Statement  of  Stockholder's  Deficiency                   6
                  Notes  to  the  Financial  Statements                      7

         ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR
                   PLAN OF OPERATION                                         8
                  Plan  of  Operations                                       8
                  Liquidity  and  Capital  Resources                         8
                  Special  Note  Regarding  Forward  Looking  Statements     8

PART  II  -  OTHER  INFORMATION

         ITEM  1.  LEGAL  PROCEEDINGS                                        9

         ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS           9

         ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                        9

         ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS    9

         ITEM  5.  OTHER  INFORMATION                                        9

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                     9

SIGNATURES

Solanex  Management  Corp.
(A  Development  Stage  Company)
Balance  Sheets
As  at  March  31,  2002  and  December  31,  2001  (Unaudited)
(expressed  in  U.S.  dollars)




                                                               March  31,          December  31,
                                                                    2002                   2001
                                                                       $                      $


Assets                                                                 0                      0

Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                                   7,330                  6,228
                                                                   -----                  -----


Contingent Liability (Note 1)

Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,000,000 shares of common stock issued and outstanding .          5,000                  5,000

Additional Paid-in Capital                                             0                      0
                                                                   -----                  -----
                                                                   5,000                  5,000

Deficit Accumulated During the Development Stage                 (12,330)               (11,228)
                                                                   -----                  -----
                                                                  (7,330)                (6,228)
                                                                   -----                  -----
                                                                       0                      0


Solanex  Management  Corp.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)





                                                                                          From
                                                                              October 12, 2000
                                                  Three            Three   (Date of Inception)
                                           Months Ended     Months Ended          to March 31,
                                         March 31, 2002   March 31, 2001                  2002
                                                      $                $                     $
Expenses

Organization expenses                                 0                0                 6,228
Technology Cost                                       0                0                 5,000
Professional fees                                 1,000                0                 1,000
Office                                              102                0                   102

                                                  1,102                0                12,330

Net Loss                                         (1,102)               0               (12,330)


Net Loss Per Share                                (0.00)           (0.00)


Weighted Average Shares Outstanding.          5,000,000        5,000,000


Solanex  Management  Corp.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)






                                                                                                                            From
                                                                Three Months           Three Months             October 12, 2000
                                                                       Ended                  Ended          (Date of Inception)
                                                                    March 31,              March 31,                to March 31,
                                                                        2002                   2001                         2002
                                                                           $                      $                            $
Cash Flows to Operating Activities
Net loss                                                             (1,102)                      0                     (12,330)

Non cash items

Expenses not paid with cash                                               0                       0                       5,000
Accounts payable                                                      1,102                       0                       7,330
                                                                      -----                    ----                       -----
Net Cash Used by Operating Activities                                     0                       0                           0
                                                                      -----                    ----                       -----
Net Cash Provided by Financing Activities                                 0                       0                           0
                                                                      -----                    ----                       -----
Net Cash Used by Investing Activities                                     0                       0                           0
                                                                      -----                    ----                       -----

Change in cash                                                            0                       0                           0

Cash - beginning of period                                                0                       0                           0
                                                                      -----                    ----                       -----
Cash - end of period                                                      0                       0                           0
                                                                      -----                    ----                       -----

Non-Cash Financing Activities


A total of 3,500,000 shares were issued for
 the acquisition of technology.                                           0                       0                       3,500
                                                                      -----                    ----                       -----

A total of 1,500,000 shares were issued for
organization of the Company                                               0                       0                       1,500
                                                                      -----                    ----                       -----




Solanex  Management  Corp.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Deficiency
From October 12, 2000 (Date of Inception) to March 31, 2002 (expressed in U.S. dollars)






                                                                                                            Deficit
                                                                                                        Accumulated
                                                                                     Additional         During  the
                                                                    Common Stock        Paid-in         Development
                                                                  Shares     Amount     Capital   Total       Stage
                                                                    #           $          $        $           $
Balance - October 12, 2000
(Date of Inception)                                                     0         0        0         0          0

Stock issued for $1,500 of organization expenses.               1,500,000     1,500        0     1,500          0


Stock issued for technology                                     3,500,000     3,500        0     3,500          0

Net loss for the period                                                 0         0        0         0    (11,228)
                                                                ---------     -----       --     -----     ------
Balance - December 31, 2001                                     5,000,000     5,000        0     5,000    (11,228)

Net loss for the period                                                 0         0        0         0     (1,102)
                                                                ---------     -----       --     -----     ------
Balance - March 31, 2002                                        5,000,000     5,000        0     5,000    (12,330)
                                                                ---------     -----       --     -----     ------


Solanex  Management  Corp.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Three  Months  Ended  March  31,  2002

1.     Nature  of  Operations
a)  Development  Stage  Company
Solanex Management Corp. herein (the "Company") was incorporated in the State of Nevada on October 12, 2000, under the name EcoSoil Management Inc., and is in its early developmental stage. The Company changed its name to Solanex Management Corp. on December 6, 2001. To date, the Company's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

On October 12, 2000, Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license grants a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of two thousand ($2,000) dollars was made on behalf of the Company and the Company issued seventeen thousand five hundred (17,500) shares of common stock, now three million five hundred thousand (3,500,000) shares following a forward stock split that was authorized by the Board of Directors on December 7, 2001.

b)  Going  Concern
Since inception, the Company has suffered recurring losses, net cash outflows from operations and at March 31, 2002 has a working capital deficiency of $7,330. The company expects to continue to incur substantial losses to complete the manufacture and marketing of its Thermal Destructor. Since its inception, the company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Basis  of  Accounting  Presentation

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB for the year ended December 31, 2001.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2002 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   Summary  of  Significant  Accounting  Policies

a)     Year  end
The  Company's  fiscal  year  end  is  December  31.

b)    Technology  Development  Costs
Technology  development  costs  will  be  expensed  as  incurred.

c)     Use  of  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

d)  Net  Loss  Per  Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive (There are no options granted at March 31, 2002).

4.     Related  Party  Transaction

An individual who became a director of the Company received $2,000 and 1,500,000 (post split) common shares pursuant to the acquisition of technology (see note 1
(a)).


Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------------------------------------------------------------------------

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements.

Plan  of  Operations
--------------------

To date, Solanex's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has generated no revenues to date, has no assets and has part-time management.

No revenue was recorded for the three month period ended March 31, 2002 and no revenue has been generated since inception.

Liquidity  and  Capital  Resources
----------------------------------

No material commitments for capital expenditures were made during the quarter ended March 31, 2002.

Solanex remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Consequently, Solanex's balance sheet of March 31, 2002, reflects total assets of $nil. Organizational expenses of $6,228 were paid for by the initial stockholders and expensed to operations.

Based on the Company's business plan, Solanex believes that during its first operational quarter, it will need a capital infusion of approximately $850,000 to achieve a sustainable sales level, where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of completing and readying equipment, advertising, hiring and paying two to three sales people, and administrative expenses.

The Company plans to utilize debt and/or equity financings to fund its short-term and long-term growth. The availability of future financings will depend on market conditions. A portion of any funds so raised may be used to grow the business through acquisitions of other businesses.

Solanex will need additional capital to carry out its business plan or to engage in a combination with another business. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Solanex or at all. Solanex has no commitments for capital expenditures and has not entered any agreements for potential funding.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors, including plans to rapidly expand its new operations. The Company's auditors caution that there can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

Special  Note  Regarding  Forward  Looking  Statements
------------------------------------------------------

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the knowledge of Solanex's directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2002, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

There were no changes during the three months ended March 31, 2002 in the securities issued by the Company.

Use  of  Proceeds
-----------------

Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities.
---------------------------------------------

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

Item  5.  Other  Information.
-----------------------------

None.

Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Solanex  Management  Corp.


Date:      April  17,  2002                    By:  /s/  Piers  VanZiffle
      ---------------------                       -----------------------
                                               Name:  Piers  VanZiffle
                                               Title:  President  and  Director