Form 10QSB
period 2002-06-30
SOLANEX MANAGEMENT INC
filed 2002-08-14
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     June  30,  2002
                                   -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from          to
                                    -------    ---------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X] No [ ] (2)  Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, the Issuer had 5,000,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
Item  1.  Financial  Statements.
--------------------------------------------------------------------------------

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

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                          9

SIGNATURES


Solanex  Management  Corp.
(A  Development  Stage  Company)
Balance  Sheets
As  at  June  30,  2002  and  December  31,  2001  (Unaudited)
(expressed  in  U.S.  dollars)




                                                              June 30,   December 31,
                                                                2002        2001
                                                                 $            $
Assets                                                              0              0
                                                               ------         ------

Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                               10,180          6,228
                                                               ------         ------

Contingent Liability (Note 1)

Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,000,000 shares of common stock issued and outstanding         5,000          5,000

Additional Paid-in Capital                                          0              0
                                                               ------         ------
                                                                5,000          5,000

Deficit Accumulated During the Development Stage              (15,180)       (11,228)
                                                               ------         ------
                                                              (10,180)        (6,228)
                                                               ------         ------
                                                                    0              0
                                                               ------         ------



Solanex  Management  Corp.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)








                                                                                                               From
                                                                                                        October 12,
                                        Three            Three             Six            Six                  2000
                                       Months           Months          Months         Months             (Date of
                                        Ended            Ended           Ended          Ended            Inception)
                                      June 30,         June 30,        June 30,       June 30,          to June 30,
                                         2002             2001            2002           2001                  2002
                                            $                $               $              $                     $
Expenses


Organization expenses                       0                0               0              0                 6,228


Technology cost                             0                0               0              0                 5,000

Professional fees                       2,600                0           3,600              0                 3,600

Office                                    250                0             352              0                   352
                                        -----              ---           -----            ---                ------
                                        2,850                0           3,952              0                15,180
                                        -----              ---           -----            ---                ------

Net Loss                               (2,850)               0          (3,952)             0               (15,180)
                                        -----              ---           -----            ---                ------

Net Loss Per Share                      (0.00)           (0.00)          (0.00)         (0.00)                (0.00)
                                        -----              ---           -----            ---                ------


Weighted Average Shares
Outstanding                         5,000,000        5,000,000       5,000,000      5,000,000              5,000,000





Solanex  Management  Corp.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)



                                                                                                    October 12, 2000
                                                                                                      (Inception) to
                                                       Three  Months            Six Months                  March 31
                                                       2002       2001          2002       2001                 2002
                                                       ----       ----          ----       ----                 ----
Operating Activities
  Net income (loss)                                    $(2,850)   $(0)          $(3,952)   $(0)            $(15,180)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities
 Expenses not paid with cash                                 0      0                 0      0                5,000
 Changes in operating assets and liabilities             2,850      0             3,952      0               10,180
                                                         -----     --             -----     --               ------

Net cash provided by (used by) operating activities          0      0                 0      0                    0
                                                             -      -                 -      -                    -

Investing Activities

Financing Activities

Inflow (outflow) of cash                                     0      0                 0      0                    0

Cash, beginning of period                                    0      0                 0      0                    0
                                                             -      -                 -      -                    -
Cash, end of period                                    $     0     $0            $    0     $0             $      0
                                                             -      -                 -      -                    -



Supplemental information
  Interest paid                                        $     0     $0            $    0     $0             $      0
  Shares issued for services                           $     0     $0            $    0     $0             $      0
  Corporate income taxes paid                          $     0     $0            $    0     $0             $      0
  Shares issued for technology                         $     0     $0            $    0     $0             $  3,500


Solanex  Management  Corp.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Deficiency
From  October  12,  2000  (Date  of  Inception)  to  June  30,  2002
(expressed  in  U.S.  dollars)





                                                                                                          Deficit
                                                                                                        Accumulated
                                                                            Additional                   During the
                                                        Common Stock         Paid-in                    Development
                                                      Shares    Amount       Capital        Total          Stage
                                                        #         $             $             $              $
Balance - October 12, 2000
(Date of Inception)                                        0         0           0              0             0

Stock issued for $1,500 of
organization expenses                              1,500,000     1,500           0          1,500             0

Stock issued for technology                        3,500,000     3,500           0          3,500             0

Net loss for the period                                    0         0           0              0       (11,228)
                                                   ---------     -----          --          -----        ------
Balance - December 31, 2001                        5,000,000     5,000           0          5,000       (11,228)

Net loss for the period                                    0         0           0              0        (3,952)
                                                   ---------     -----          --          -----        ------
Balance - June 30, 2002                            5,000,000     5,000           0          5,000       (15,180)
                                                   ---------     -----          --          -----        ------


Solanex  Management  Corp.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Six  Months  Ended  June  30,  2002

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

b)  Going  Concern
Since inception, the Company has suffered recurring losses, net cash outflows from operations and at June 30, 2002 has a working capital deficiency of $10,180. The company expects to continue to incur substantial losses to complete the manufacture and marketing of its Thermal Destructor. Since its inception, the company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2002 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

d)  Net  Loss  Per  Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive (There are no options granted at June 30, 2002).

4.     Related  Party  Transaction

An individual who became a director of the Company received $2,000 and 1,500,000
(post-split)  common  shares   pursuant  to  the  acquisition  of  technology
(see  note  1  (a)).

--------------------------------------------------------------------------------
Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------------------------------------------------------------------------------

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

No revenue was recorded for the six month period ended June 30, 2002 and no revenue has been generated since inception.

The Company continues to seek out and negotiate with potential investors and is optimistic about its chances of funding milestone 1 of its business plan.


Liquidity  and  Capital  Resources
----------------------------------

No material commitments for capital expenditures were made during the quarter ended June 30, 2002.

Solanex remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Consequently, Solanex's balance sheet of June 30, 2002, reflects total assets of $nil. Organizational expenses of $6,228 were paid for by the initial stockholders and expensed to operations.

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


                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
Item  1.  Legal  Proceedings.
--------------------------------------------------------------------------------

To the knowledge of Solanex's directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2002, nor did the Company commence any lawsuits during the same period.

--------------------------------------------------------------------------------
Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
--------------------------------------------------------------------------------

Changes  in  Securities
-----------------------

There were no changes during the six months ended June 30, 2002 in the securities issued by the Company.

Use  of  Proceeds
-----------------

Not  applicable.

--------------------------------------------------------------------------------
Item  3.  Defaults  Upon  Senior  Securities.
--------------------------------------------------------------------------------

Not  applicable.


--------------------------------------------------------------------------------
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
--------------------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

--------------------------------------------------------------------------------
Item  5.  Other  Information.
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------
Item  6.  Exhibits  and  Reports  on  form  8-K.
--------------------------------------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Solanex  Management  Corp.



DATED:  August  14,  2002                By:   /s/  PIERS  VANZIFFLE
        -----------------                      ---------------------
                                         Name:  Piers  VanZiffle
                                         Title:  Principal  Executive  Officer
                                                 Principal  Accounting  Officer

           CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER  AND  CHIEF  FINANCIAL
                                     OFFICER
                                  PURSUANT  TO
                             18  U.S.C.  SECTION  1350
                             AS  ADOPTED  PURSUANT  TO
                   SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Piers VanZiffle, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Solanex Management Corp. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Corp.

                                            By:      /s/  PIERS  VANZIFFLE
                                                     ---------------------

                                            Name:    Piers  VanZiffle
                                            Title:   Chief  Executive  Officer
                                            Date:    August  14,  2002

I, Piers VanZiffle, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Solanex Management Corp. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Corp.


                                            By:       /s/  PIERS  VANZIFFLE
                                                      ---------------------

                                            Name:     Piers  VanZiffle
                                            Title:    Chief  Financial  Officer
                                            Date:     August  14,  2002