Form 10-Q
period 2002-09-30
SOLANEX MANAGEMENT INC
filed 2002-11-14
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     September  30,  2002
                                   ------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from         to
                                    -----      -----

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


                         Suite 440, 1555 E. Flamingo Road
                             Las Vegas, Nevada 89119
                             -----------------------
                    (Address of principal executive offices)

                                 (604) 681-7806
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]
(2)  Yes  [X  ]   No  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 01, 2002, the Issuer had 5,000,000 shares of common stock, par value $0.001, issued and outstanding.


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
                  Plan  of  Operations                                        8
                  Liquidity  and  Capital  Resources                          8
                  Special  Note  Regarding  Forward  Looking  Statements      9

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

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                      9

SIGNATURES


Solanex  Management  Corp.
(A  Development  Stage  Company)
Balance  Sheets
As  at  September  30,  2002  and  December  31,  2001
(Unaudited)
(expressed  in  U.S.  dollars)




                                                             September 30,   December 31,
                                                                 2002            2001
                                                                  $
Assets                                                                  0              0
                                                                  -------         ------

Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                                   24,054          6,228
                                                                  -------         ------

Contingent Liability (Note 1)

Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,000,000 shares of common stock issued and outstanding             5,000          5,000

Additional Paid-in Capital                                              0              0
                                                                  -------         ------

                                                                    5,000          5,000

Deficit Accumulated During the Development Stage                  (29,054)       (11,228)
                                                                  -------         ------

                                                                  (24,054)        (6,228)
                                                                  -------         ------

                                                                        0              0
                                                                  -------         ------



Solanex  Management  Corp.
(A  Development  Stage  Company)
Statements  of  Operations
(unaudited)
(expressed  in  U.S.  dollars)








                                                                                                                     From
                                                                                                               October 12,
                                                 Three           Three            Nine         Nine                  2000
                                                 Months          Months           Months       Months            (Date of
                                                 Ended           Ended            Ended        Ended            Inception
                                                 Sept 30,        Sept 30,         Sept 30,     Sept 30,        to Sept 30,
                                                 2002            2001             2002         2001                  2002
                                                 $               $                $            $                        $
Expenses


Organization expenses                                  0               0                0            0              5,728

Technology cost                                        0               0                0            0              5,500
Administration                                     3,000               0            3,000            0              3,000
Consulting                                         3,000               0            3,000            0              3,000

Professional fees                                  3,874               0            7,474            0              7,474

Office                                             4,000               0            4,352            0              4,352
                                                  ------              --           ------           --             ------
                                                  13,874               0           17,826            0             29,054
                                                  ------              --           ------           --             ------
Net Loss                                         (13,874)              0          (17,826)           0            (29,054)

Net Loss Per Share                                 (0.00)          (0.00)           (0.00)       (0.00)             (0.00)

Weighted Average Shares Outstanding            5,000,000       5,000,000        5,000,000    5,000,000          5,000,000



Solanex  Management  Corp.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(unaudited)
(expressed  in  U.S.  dollars)



                                                                                                             October 12, 2000
                                                                                                               (Inception) to
                                                          Three  Months              Nine Months                 September 30
                                                        2002         2001          2002         2001                 2002
                                                        ----         ----          ----         ----                 ----
Operating Activities
  Net income (loss)                                     $(13,874)    $(0)          $(17,826)    $(0)                $(29,054)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities
 Expenses not paid with cash                                   0       0                  0       0                    5,000
 Changes in operating assets and liabilities              13,874       0             17,826       0                   24,054
                                                          ------      --             ------      --                   ------
Net cash provided by (used by) operating activities            0       0                  0       0                        0
                                                              --      --                 --      --                       --
Investing Activities

Financing Activities

Inflow (outflow) of cash                                       0       0                  0       0                        0

Cash, beginning of period                                      0       0                  0       0                        0
                                                              --      --                 --      --                       --
Cash, end of period                                           $0      $0                 $0      $0                       $0
                                                              --      --                 --      --                       --



Supplemental information
  Interest paid                                               $0      $0                 $0      $0                       $0
  Shares issued for services                                  $0      $0                 $0      $0                       $0
  Corporate income taxes paid                                 $0      $0                 $0      $0                       $0
  Shares issued for technology                                $0      $0                 $0      $0                       $3,500





Solanex  Management  Corp.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Deficiency
From  October  12,  2000  (Date  of  Inception)  to  September  30,  2002
(unaudited)
(expressed  in  U.S.  dollars)





                                                                                                           Deficit
                                                                                                        Accumulated
                                                                                  Additional             During the
                                                           Common Stock             Paid-in              Development
                                                        Shares      Amount          Capital     Total      Stage
                                                          #           $                $          $          $
Balance - October 12, 2000
(Date of Inception)                                          0           0             0            0             0

Stock issued for $1,500 of
organization expenses                                1,500,000       1,500             0        1,500             0

Stock issued for technology                          3,500,000       3,500             0        3,500             0

Net loss for the period                                      0           0             0            0       (11,228)
                                                     ---------       -----            --        -----       --------
Balance - December 31, 2001                          5,000,000       5,000             0        5,000       (11,228)

Net loss for the period                                      0           0             0            0       (17,826)
                                                     ---------       -----            --        -----       --------
Balance - September 30, 2002                         5,000,000       5,000             0        5,000       (29,054)
                                                     ---------       -----            --        -----       --------


Solanex  Management  Corp.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Nine  Months  Ended  September  30,  2002
(unaudited)

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

b)  Going  Concern
Since inception, the Company has suffered recurring losses, net cash outflows from operations and at September 30, 2002 has a working capital deficiency of $24,054. The company expects to continue to incur substantial losses to complete the manufacture and marketing of its Thermal Destructor. Since its inception, the company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2002 and the results of its operations for the nine months then ended. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   Summary  of  Significant  Accounting  Policies

a)     Year  end
The  Company's  fiscal  year  end  is  December  31.
b)    Technology  Development  Costs
Technology  development  costs  will  be  expensed  as  incurred.
c)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
d)  Net  Loss  Per  Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive (There are no options granted at September 30, 2002).

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

No revenue was recorded for the nine month period ended September 30, 2002 and no revenue has been generated since inception.

The Company has found raising money in the current market to be a challenge. As a result, the focus is to raise money for milestone 2 in its business plan - a market survey, rather than for milestone 1 which requires a substantially greater investment. The Company continues to look to acquire a business with positive cash flow which would assist in pursuing its business plan.

Liquidity  and  Capital  Resources
----------------------------------

No material commitments for capital expenditures were made during the quarter ended September 30, 2002.

Solanex remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Consequently, Solanex's balance sheet of September 30, 2002, reflects total assets of $nil. Organizational expenses of $5,728 were paid for by the initial stockholders and expensed to operations.

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


                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the knowledge of Solanex's directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2002, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

There were no changes during the nine months ended September 30, 2002 in the securities issued by the Company.
Use  of  Proceeds
-----------------

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

Colin  Hall  resigned  as  a  director  effective  November  01,  2002.

Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Solanex  Management  Corp.


Date:      October  31,  2002              By:  /s/  Piers  VanZiffle
      -----------------------                  -----------------------
                                           Name:  Piers  VanZiffle
                                           Title:  President  and  Director



      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                  PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002,
the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:

(i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of September 30, 2002 and for the periods presented in the report; and
(ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934


                                       By:    /s/  Piers  VanZiffle
                                              ---------------------

                                       Title: Chief Executive Officer and
                                                  Chief Financial Officer

                                       Date:   October  31,  2002