Form 10KSB
period 2002-12-31
SOLANEX MANAGEMENT INC
filed 2003-03-31
CIK 1165006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10K-SB

(Mark  one)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 For the fiscal year ended December 31, 2002
            -------------------------------------------------------
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

Commission  file  number:  0-49632
                           -------

                             Solanex Management Inc.
                             -----------------------
                 (Name of small business issuer in its charter)

    Nevada                                       #98-0360989
  ---------                                      -----------
(State or other jurisdiction of          (I.R.S. Employer Identification No)
incorporation or organization)

     Suite #440
     1555  E.  Flamingo  Road,
     Las  Vegas,  Nevada  89119                         (604)  681  -7806
-------------------------------------                   ------------------
 (Address  of  principal  executive  offices) (Registrant's  phone  number)

Securities  registered  under  Section  12(b)  of  the  Act:
None
----

Securities  registered  under  Section  12(g)  of  the  Act:
Common  Stock,  par  value  $0.001  per  share
----------------------------------------------
(Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [ X ]  No  [   ]  (2)  Yes  [ X ]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $nil
                                                              --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405)

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Aggregate market value of voting common equity held by non-affiliates as of December 31, 2002: $ NIL
Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2002: N/A

Indicate whether the registrant is an accelerated filer based on the market value of its public float held  by non-affiliates at the end of the most recent second fiscal quarter:
[ ]  Yes    [X]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Outstanding  shares  of  common  stock  as  of  December  31,  2002:  5,000,000
Outstanding  shares  of  preferred  stock  as  of  December  31,  2002:  Nil

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [X]   No  [  ]

INDEX  to  Annual  Report  on  Form  10-KSB for the Year Ended December 31, 2002

Part  I                                                                     Page
-------                                                                     ----
Item  1      Description  of  Business                                         3
Item  2      Description  of  Property                                         6
Item  3      Legal  Proceedings                                                6
Item  4      Submission  of  Matters  to  a  Vote  of  Security  Holders       6

Part  II
--------
Item  5      Market  for  Common  Equity  and  Related Stockholder Matters     6
Item  6      Management's Discussion and Analysis of Financial Condition or
             Plan  of  Operation                                               6
Item  7      Financial  Statements                                             8
Item  8      Changes In and Disagreements With Accountants on Accounting and
             Financial  Disclosure                                            15

Part  III
---------
Item  9      Directors, Executive Officers, Promoters and Control  Persons;
             Compliance With  Section  16(a)  of  the  Exchange  Act          15
Item  10     Executive  Compensation                                          16
Item  11     Security Ownership of Certain Beneficial Owners and Management   16
Item  12     Certain  Relationships  and  Related  Transactions               16
Item  13     Exhibits  and  Reports  on  Form  8-K                            16
Item  14     Controls  and  Procedures                                        17
Signatures                                                                    17

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

CORPORATE  BACKGROUND
Solanex Management Inc. ("Solanex" or the "Company") was incorporated under the laws of the State of Nevada on October 12, 2000, under the name EcoSoil Management Inc., and is in its early developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date, Solanex's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has no employees, no capitalized assets, and its management will devote only a portion of their time to the affairs of the Company.

On October 12, 2000, Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license grants a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property acquired includes all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and License of Intellectual Property Rights, Mr. Hall was compensated two thousand ($2,000) dollars and Seven Thousand Five Hundred (7,500) shares of Solanex common stock, and the other 10 owners were compensated an aggregate of Ten Thousand (10,000) shares of Solanex common stock. On December 7, 2001, the Company conducted a 200 for 1 forward stock split, increasing the number of shares of common stock held by the licensors of the assets to 3,500,000 shares. The Company has valued its intellectual property at $nil on its balance sheet for accounting purposes. Solanex originally intended to produce and sell its Thermal Destructor to specific target markets. The technology would be designed for industrial, petrochemical, site remediation firms and other similar types of customers. Solanex has not commenced commercial operations, has no full-time employees and owns no real estate.
Solanex has an unlimited perpetual license to manufacture, market and sell the Thermal Destructor. Solanex's license is world-wide but non-exclusive and contemplates a royalty payable to Colin Hall in the amount of seven (7) per cent of gross revenue derived from the sale or use of the Thermal Destructor. The license may be revoked if Solanex does not manufacture at least one Thermal Destructor within 3 years of the licensing date.
Solanex plans to contract certain business and administrative services to outside vendors. These include but are not limited to product manufacturing, delivery, inventory maintenance, website and marketing materials development, thereby enabling Solanex to focus strictly on marketing and sales during its early stages.

Funding  Its  Business  Plan
----------------------------
The expenses of implementing the Company's business plan will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has found it difficult to attract investment in its technology and business concept and is currently undergoing a thorough management review of its possibilities, business direction and available opportunities.

Solanex estimates that it will require US$750,000 to create a working prototype which can be sold, rented or leased to a project on a weekly, monthly or annual basis. The Company's objective has been to rent or lease the Thermal Destructor at competitive rates and to provide technical support for an hourly fee. The rental or lease rates and hourly fees would be determined by market research.

Competition
-----------
Solanex is competing for financing and investor attention with an unlimited number of other businesses in their start up phase. The Company is finding it difficult to attract investor funding and to date has been unsuccessful in its efforts to attract financing.
Many of Solanex's potential competitors for funding have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Solanex has as it attempts to enter the marketplace. In addition, existing competitors may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies. Competitors have and may continue to adopt aggressive pricing or availability policies and devote substantially more resources to technology and methodology development than Solanex.

Intellectual  Property
----------------------
The Company recognizes the need to file patents, trademarks, and trade names on the unique features of technology. The Company currently holds no such registrations of its intellectual property which it believes could be applied for and should be applied for once funding is available.

Government  Regulation
----------------------
There are no specific government regulations known to us, other than standard business practice, law and conduct, which might effect us in following our business plan. The use of the Company's products may be subject to regulation by one or more U.S. federal agencies, including the Federal Trade Commission and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.
Numerous U.S. federal and state government agencies have demonstrated significant activity in promoting environmental and consumer protection and enforcing other regulatory and disclosure statutes. Additionally, it is possible that new laws and regulations may be enacted with respect to soil remediation. The adoption of such laws or regulations and the applicability of existing laws and regulations may impair the Company's growth and result in a decline in the Company's prospects.

Employees
---------
Currently, the Company has no employees and relies upon its officers and directors to further its affairs.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------
The Company does not currently own or lease any property. The Company intends to find a suitable space in the near future, once funding is obtained and the Company is able to pursue its business plan. Solanex's principal executive offices are located at Suite 1200, 1090 West Pender Street, Vancouver, BC, V6E 2N7 where it shares office space at nominal rent; and its telephone number is
(604)  681-7806.


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------
The Company is not party to any pending legal proceeding or litigation and none of its property is the subject of a pending legal proceeding.
Further, the Company is not aware of any legal proceedings against it or its property.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------
No matters were submitted to the stockholders during the year ended December 31, 2002.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------
No  change  since  previous  filing

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------
Special  Note  Regarding  Forward  Looking  Statements
Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan  of  Operation
-------------------
For the most recent fiscal year, the company incurred a loss in the amount of $26,972 compared to a loss of $470 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan.
The Company is in the process of evaluating its business potential and incurred costs of $8,500 during the year to that end. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the fiscal year ended December 31, 2002, the Company spent $nil for an accumulated total of $nil towards the research and development of the Thermal Destructor. The Company is uncertain of its ability to raise sufficient funds and may be unable to take the next step in completing a working prototype.

During the period from October 12, 2000 (date of incorporation) through December 31, 2002, the Company has engaged in no significant operations
other  than  organizational   activities.  The  Company  received  no  revenues
during  this  period.
The Company has no commitments for capital expenditures. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. The possibility exists that the board of directors may decide that it is in the best interests of the corporation and its stockholders to enter into a new line of business altogether.

Liquidity  and  Capital  Resources
----------------------------------
The Company remains in its developmental stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. The Company expects to carry out its plan of business as discussed above. The officers and directors of the Company will serve without compensation until the Company successfully pursues a source of revenue.

Since the Company does not anticipate generating significant revenues over the next year, it intends to depend upon equity financing through private placement offerings of its common stock to fund the implementation of its business plan. Over the longer term, two to five years, the Company expects to fund its operations through a combination of revenues from operation of its business and through additional equity financing.

The Company will need additional capital to carry out its business plans. No commitments to provide additional funds have been made by management or other stockholders or investors. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial  Statements
---------------------
Independent  Auditors'  Report                                                27

Balance  Sheets  as  at  December  31,  2002 and 2001 (audited)               28

Statements of Operations for the years ended December 31, 2002 and 2001 and for the period from inception(October 12, 2000)through December 31, 2002(audited) 29

Statements  of Cash Flows for the years ended December 31, 2002 and 2001 and for
the period from inception(October  12, 2000) to December 31, 2002 (audited)   30

Statement  of  Stockholder's  Equity  for the period from inception
(October 12, 2000)  to December  31,  2002  (audited)                         31

Notes  to  the  Financial  Statements                                         32

                                                                [GRAPHIC OMITED]



                                                                [GRAPHIC OMITED]


                                AUDITORS' REPORT




To  the  Stockholders  and  Directors
Solanex  Management  Inc.
(A  Development  Stage  Company)

We have audited the balance sheets of Solanex Management Inc. (a development stage company) as at December 31, 2002 and 2001, and the statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2002 and 2001, and for the period from October 12, 2000 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from October 12, 2000 (date of inception) to December 31, 2002 in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver,  B.C.     "Morgan  &  Company"
March  28,  2003     Chartered  Accountants



                               [GRAPHIC  OMITED]



                               [GRAPHIC  OMITED]

Solanex  Management  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                               December  31,       December  31,
                                               2002                2001
                                               $                   $

Assets                                                    0                   0



Liabilities  and  Stockholders'  Equity

Current  Liabilities

Accounts  payable                                    33,200                6,228


Contingent  Liability  (Note  1)

Stockholders'  Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;
5,000,000 common shares issued and outstanding        5,000                5,000

Additional  Paid-in  Capital                              0                    0
                                                      5,000                5,000

Deficit Accumulated During the Development Stage    (38,200)            (11,228)
                                                    (33,200)             (6,228)
                                                          0                    0


(The  accompanying  notes  are  an  integral  part  of the financial statements)

Solanex  Management  Inc.
 (A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)


                          For the Year     For the Year   Accumulated from
                          Ended            Ended          October 12, 2000
                          December  31,    December 31,   (Date of Inception) to
                          2002             2001           December 31, 2002
                          $                $              $

Expenses

Feasibility  study            8,500                0              8,500
Organization                    500              470              6,228
Technology  cost                  0                0              5,500
Professional  fees           10,539                0             10,539
Office                        7,433                0              7,433
                             26,972              470             38,200

Net  Loss                   (26,972)            (470)           (38,200)


Net  Loss  Per  Share        (0.00)           (0.00)


Weighted  Average
Shares
Outstanding              5,000,000         5,000,000


(The  accompanying  notes  are  an  integral  part  of the financial statements)

Solanex  Management  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)

                          For the Year     For the Year   Accumulated from
                          Ended            Ended          October 12, 2000
                          December  31,    December 31,   (Date of Inception) to
                          2002             2001           December 31, 2002
                          $                $              $

Cash Flows to Operating
Activities
Net  loss                     (26,972)           (470)            (38,200)

Non  cash  items

Expenses  not  paid  with
cash                                0               0               5,000
Accounts  payable              26,972             470              33,200

Net  Cash  Used  by
Operating  Activities               0               0                   0


Net  Cash  Provided  by
Financing  Activities               0               0                   0


Net  Cash  Used  by
Investing  Activities               0               0                   0

Change  in  cash                    0               0                   0

Cash  -  beginning  of  period      0               0                   0

Cash  -  end  of  period            0               0                   0


Non-Cash  Financing
Activities

A  total  of  3,500,000
shares  were  issued  for
the acquisition of
technology
                                    0               0               3,500

A  total  of  1,500,000
shares  were  issued  for
organization  of  the
Company                             0               0               1,500

                                    0               0               5,000


(The  accompanying  notes  are  an  integral  part  of the financial statements)

Solanex  Management  Inc.
 (A  Development  Stage  Company)
Statement  of  Stockholders'  Equity
From October 12, 2000 (Date of Inception) to December 31, 2002 (expressed in U.S. dollars)

                                                                       Deficit
                                                                     Accumulated
                                                   Additional         During the
                                  Common Stock      Paid-in          Development
                                Shares    Amount    Capital    Total     Stage
                                     #       $         $         $         $

Balance - October 12, 2000
(Date of Inception)                  0       0         0         0         0

Stock issued for $1,500 of
organization expenses        1,500,000   1,500         0     1,500         0

Stock issued for technology  3,500,000   3,500         0     3,500         0

Net  loss  for  the  period          0       0         0         0   (10,758)

Balance -December 31, 2000   5,000,000   5,000         0     5,000   (10,758)

Net  loss  for  the  year            0       0         0         0      (470)

Balance -December 31, 2001   5,000,000   5,000         0     5,000   (11,228)
Net  loss  for the year              0       0         0         0   (26,972)
-----------------------              -       -         -         -   --------
Balance -December 31, 2002   5,000,000   5,000         0     5,000   (38,200)
----------------------------     ---------          -----            --------

(The  accompanying  notes  are  an  integral  part  of the financial statements)

Solanex  Management  Inc.
(A  Development  Stage  Company)
Notes  to  Financial  Statements
(expressed  in  U.S.  dollars)

1.     Development  Stage  Company
Solanex Management Inc. (herein, the "Company") was incorporated in the State of Nevada on October 12, 2000, under the name EcoSoil Management Corp., and is in its early developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date, the Company's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

On October 12, 2000, the Company acquired a license agreement to certain technology and intellectual property. The license grants a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and License of Intellectual Property Rights, the developer of the technology was compensated two thousand ($2,000) dollars and one million five hundred thousand (1,500,000) shares, post-split, of Company common stock, and the other 10 owners were compensated an aggregate of two million (2,000,000) shares, post split, of Company common stock. The Company has expensed the costs of this technology valued at $5,500 and recorded assets of $nil.

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and the support of its creditors in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Summary  of  Significant  Accounting  Policies
(a)     Year  end
The  Company's  fiscal  year  end  is  December  31.
(b)     Technology  Development  Costs
The costs to develop new technology and enhancements to existing technology will be expensed as incurred.
(c)     Use  of  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
(d)        Net  Loss  Per  Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive
3.     Related  Party  Transaction
An individual who became a director of the Company on December 7, 2001 received $2,000 cash and 1,500,000 shares, post split, of Company common stock pursuant to the acquisition of technology. That person is no longer a director of the Company.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------
There are no reportable disagreements on accounting or financial disclosure issues.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------
This table sets forth the name, age and position of each director and executive officer of the Company:
NAME                  AGE          POSITION
----                  ---          --------
Piers  VanZiffle       54           President, Secretary, Treasurer and Director
Colin  Hall            57           Director  - Resigned November 1,  2002

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------
No officer or director of the Company has received any remuneration from the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

                                                 NUMBER  OF       PERCENTAGE  OF
  NAME                                          SHARES  HELD      SHARES  OWNED
  ----                                          ------------      -------------
  Piers  VanZiffle, Director and sole Officer     1,500,000             30.0%
  1125  West  49th  Ave
  Vancouver  B.C.,  V6M  2P7,  CANADA

  Colin  Hall                                     1,500,000             30.0%
  4567  Prospect  Road
  North  Vancouver,  B.C.,  V7N  3M1,  CANADA

  ALL  EXECUTIVE  OFFICERS  AND                   1,500,000             30.0%
  DIRECTORS  AS  A  GROUP  (1  person)

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------
No  change  since  previous  filing.

PART  IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------
EXHIBITS:  None.
REPORTS  ON  FORM  8-K:  None.

ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------
Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure and control procedures. Based upon that evaluation, the Chief executive and Financial Officer concluded that the Company's disclosure and control procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these subsequent to the date of their evaluation.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)     SOLANEX  MANAGEMENT  INC.

By:     /s/  Piers  VanZiffle               Date:  March  31,  2003
        ---------------------                      ----------------
       Piers  VanZiffle:  President,  Secretary,  Treasurer  and  Director

302  CERTIFICATION
I,  Piers  VanZiffle,  Chief  Financial  Officer,  certify  that:
     1. I have reviewed this annual report on Form 10-KSB of Solanex Management Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  31,  2003             /s/  Piers VanZiffle
                                    --------------------
                                    Piers  VanZiffle,  Chief  Financial  Officer





                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Solanex Management Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Piers VanZiffle, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Piers  VanZiffle
________________________
Title:       Chief  Executive  Officer  and  Chief  Financial  Officer
Date:        March  31, 2003