Form 10QSB
period 2003-03-31
SOLANEX MANAGEMENT INC
filed 2003-05-14
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March  31,  2003
                                   --------------------

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


                        Suite 440 - 1555 E. Flamingo Road
                             Las Vegas, Nevada 89119
                         -------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, the Issuer had 5,000,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item  1.  Financial  Statements.
--------------------------------------------------------------------------------

The interim Financial Statements of the Company, prepared without audit and required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2002.

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
                  Statements  of  Operations                                 4
                  Statements  of  Cash  Flows                                5
                  Statement  of  Stockholder's  Deficiency                   6
                  Notes  to  the  Financial  Statements                      7

         ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION
                  Plan  of  Operations                                       8
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

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                     10

SIGNATURES




Solanex Management Corp.
(A Development Stage Company)
Balance Sheets
As at March 31, 2003 and December 31, 2002 (Unaudited)
(expressed in U.S. dollars)


                                                           March 31,    December 31,
                                                             2003           2002
                                                               $              $

Assets                                                          250               0
                                                                ---             ---

Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                             38,700          33,200
Loan payable                                                  1,000               0
                                                             ------          ------
                                                             39,700          33,200

Contingent Liability (Note 1)

Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,000,000 shares of common stock issued and outstanding       5,000           5,000

Additional Paid-in Capital                                        0               0
                                                             ------          ------
                                                              5,000           5,000

Deficit Accumulated During the Development Stage            (44,450)        (38,200)
                                                             ------          ------
                                                            (39,450)        (33,200)
                                                             ------          ------
                                                                250               0





Solanex Management Corp.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                                                                        From
                                                                            October 12, 2000
                                                Three             Three   (Date of Inception)
                                         Months Ended      Months Ended          to March 31,
                                      March 31,  2003   March 31,  2002                 2003
                                                    $                 $                    $

Expenses

Administration                                  3,000                 0                3,000
Feasibility study                                 750                 0                8,500
Organization expenses                               0                 0                6,228
Technology Cost                                     0                 0                5,500
Professional fees                               1,000             1,000               10,539
Office and rent                                 1,500               102                7,433
                                                -----             -----               ------
                                                6,250             1,102               44,450
                                                -----             -----               ------
Net Loss                                       (6,250)           (1,102)             (44,450)
                                                -----             -----               ------

Net Loss Per Share                              (0.00)            (0.00)
                                                -----             -----

Weighted Average Shares Outstanding         5,000,000         5,000,000
                                            ---------         ---------




Solanex Management Corp.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                                                                  From
                                                                                      October 12, 2000
                                                          Three             Three   (Date of Inception)
                                                   Months Ended      Months Ended          to March 31,
                                                March 31,  2003   March 31,  2002                 2003
                                                              $                 $                    $

Cash Flows to Operating Activities
Net loss                                                 (6,250)           (1,102)             (44,450)

Non cash items

Expenses not paid with cash                                   0                 0                5,000
Accounts payable                                          5,500             1,102               38,700
                                                          -----             -----               ------
Net Cash Used by Operating Activities                      (750)                0                 (750)

Net Cash Provided by Financing Activities                 1,000                 0                1,000
Net Cash Used by Investing Activities                         0                 0                    0

Change in cash                                              250                 0                  250

Cash - beginning of period                                    0                 0                    0

Cash - end of period                                        250                 0                  250


Non-Cash Financing Activities


A total of 3,500,000 shares were issued for
the acquisition of technology.                                0                 0                3,500

A total of 1,500,000 shares were issued for
organization of the Company.                                  0                 0                1,500








Solanex Management Corp.
(A Development Stage Company)
Statement of Stockholders' Equity
From October 12, 2000 (Date of Inception) to March 31, 2003
(expressed in U.S. dollars)


                                                                                                                      Deficit
                                                                                                                 Accumulated During
                                                                                    Additional                          the
                                                              Common Stock            Paid-in                       Development
                                                          Shares        Amount        Capital            Total         Stage
                                                             #             $             $                 $             $

Balance - October 12, 2000
(Date of Inception)                                            0             0              0                0                 0

Stock issued for $1,500 of organization expenses       1,500,000         1,500              0            1,500                 0

Stock issued for technology                            3,500,000         3,500              0            3,500                 0

Net loss for the period                                        0             0              0                0           (11,228)
                                                       ---------         -----              -            -----           -------
Balance - December 31, 2001                            5,000,000         5,000              0            5,000           (11,228)

Net loss for the period                                        0             0              0                0           (26,972)
                                                       ---------         -----              -            -----           -------
Balance - December 31, 2002                            5,000,000         5,000              0            5,000           (38,200)

Net loss for the period                                        0             0              0                0            (6,250)
                                                       ---------         -----              -            -----           -------
Balance - March 31, 2003                               5,000,000         5,000              0                0           (44,450)


Solanex  Management  Corp.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Three  Months  Ended  March  31,  2003

1.     Nature  of  Operations
a)  Development  Stage  Company
Solanex Management Corp. herein (the "Company") was incorporated in the State of Nevada on October 12, 2000, under the name Eco Soil Management Inc., and is in its early developmental stage. The Company changed its name to Solanex Management Corp. on December 6, 2001. To date, the Company's only activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan.

On October 12, 2000, Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of two thousand ($2,000) dollars was made on behalf of the Company and the Company issued seventeen thousand five hundred (17,500) shares of common stock, now three million (3,500,000) shares following a forward stock split that was authorized by the Board of Directors on December 7, 2001.

b)  Going  Concern
Since inception, the Company has suffered recurring losses, net cash outflows from operations and at March 31, 2003 has a working capital deficiency of $(39,450). The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Basis  of  Accounting  Presentation

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10KSB for the year ended December 31, 2002.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2003 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

d)  Net  Loss  Per  Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive (There are no options granted at March 31, 2003).

4.     Related  Party  Transaction

An individual who became a director of the Company received $2,000 and 1,500,000
common  shares   pursuant  to  the  acquisition  of  technology  described.

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

No revenue was recorded for the three month period ended March 31, 2003 and no revenue has been generated since inception.

Liquidity  and  Capital  Resources
----------------------------------

No material commitments for capital expenditures were made during the quarter ended March 31, 2003.

Solanex remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Solanex's balance sheet of March 31, 2003, reflects total assets of $250. During the quarter, administrative expenses of $6,250 were accrued as payable to creditors of the Company and expensed to operations ($1,102 for the three months ended March 31, 2002).

Based on the Company's original business plan, Solanex believes that during its first operational quarter, it would need a capital infusion of approximately $750,000 to achieve a sustainable sales level, where ongoing operations can be funded out of revenues. The required capital infusion would be intended to cover costs of completing and readying equipment, advertising, hiring and paying two to three sales people, and administrative expenses. The Company has not been able to create investor interest in its original concept and to date has been unsuccessful in raising the required funding. As a consequence, the Company has been analyzing alternative business opportunities and has determined to search for suitable mining exploration properties, which the Company believes will be of interest to potential investors and to the investment community.

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

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors, including plans to abandon its original business plan and develop a more current plan of operations. The Company's auditors caution that there can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

Special  Note  Regarding  Forward  Looking  Statements
------------------------------------------------------

Certain statements in this report and elsewhere (such as in other filings by the company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "would," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
Item  1.  Legal  Proceedings.
--------------------------------------------------------------------------------

To the knowledge of Solanex's directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2003, nor did the Company commence any lawsuits during the same period.

--------------------------------------------------------------------------------
Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
--------------------------------------------------------------------------------

Changes  in  Securities
-----------------------

There were no changes during the three months ended March 31, 2003 in the securities issued by the Company.
Use  of  Proceeds
-----------------

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

                                                 Solanex  Management  Corp.


Date:      May  6,  2003                         By:  /s/  Piers  VanZiffle
      ------------------                            -----------------------
                                                 Name:  Piers  VanZiffle
                                                 Title: President  and  Director


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                  PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002,
the undersigned Chief Executive Officer and chief Financial Officer, or persons fulfilling similar functions, each certify:

     (i) That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of March 31, 2003 and for the periods presented in the report; and
     (ii) That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934


                                          By:    /s/  Piers  VanZiffle
                                                    ------------------

                                          Title:    Chief Executive Officer and
                                                    Chief Financial Officer

                                          Date:     May  6,  2003