Form 10QSB
period 2003-06-30
SOLANEX MANAGEMENT INC
filed 2003-08-20
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 0-49632

SOLANEX MANAGEMENT CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 440 - 1555 E. Flamingo Road
Las Vegas, Nevada 89119
(Address of principal executive offices)

(604) 681-7806
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☒ No     (2) Yes  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
As of June 30, 2003, the Issuer had 5,000,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Interim Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2002.

Solanex Management Corp.
(A Development Stage Company)
Balance Sheets
As at June 30, 2003 and December 31, 2002 (Unaudited)
(expressed in U.S. dollars)

	June 30,	December 31,
	2003	2002
	$	$

Assets
Current Assets
Cash	29	0

	29	0

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable	108,463	33,200
Loans payable	1,670	0

	110,133	33,200

Contingent Liability (Note 1)

Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,000,000 shares of common stock issued and outstanding	5,000	5,000
Additional Paid-in Capital	0	0

	5,000	5,000
Deficit Accumulated During the Development Stage	(115,104)	(38,200)

	(110,104)	(33,200)

	29	0

Solanex Management Corp.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

					From
					October 12,
	Three	Three	Six	Six	2000
	Months	Months	Months	Months	(Date of
	Ended	Ended	Ended	Ended	Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2003	2002	2003	2002	2003
	$	$	$	$	$

Expenses

Organization expenses	0	0	0	0	6,228
Administration	3,000	0	6,000	0	6,000
Feasibility study	0	0	750	0	8,500
Technology cost	0	0	0	0	5,500
Professional fees	1,605	2,600	2,605	3,600	12,144
Office and rent	6,941	250	7,549	352	16,732
Concept development	60,000	0	60,000	0	60,000

	71,546	2,850	76,904	3,952	115,104

Net Loss	(71,546)	(2,850)	(76,904)	(3,952)	(115,104)

Net Loss Per Share	(0.01)	(0.00)	(0.02)	(0.00)

Weighted Average Shares
Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

Solanex Management Corp.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

					October 12, 2000
					(Inception) to
	Three Months		Six Months		June 30
	2003	2002	2003	2002	2003

Operating Activities
Net income (loss)	$(71,546)	$(2,850)	$(76,904)	$(3,952)	$(115,104)
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Expenses not paid with cash	0	0	0	0	5,000
Changes in operating assets and liabilities
Accounts payable	69,905	2,850	75,263	3,952	108,463

Net cash provided by (used by) operating activities	(1,641)	0	(1,641)	0	(1,641)

Investing Activities

Financing Activities
Loans payable	1,670	0	1,670	0	1,670

Inflow (outflow) of cash	0	0	0	0	0

Cash, beginning of period	0	0	0	0	0

Cash, end of period	$29	$0	$29	$0	$29

Supplemental information
Interest paid	$0	$0	$0	$0	$0
Shares issued for services	$0	$0	$0	$0	$0
Corporate income taxes paid	$0	$0	$0	$0	$0
Shares issued for technology	$0	$0	$0	$0	$3,500

Solanex Management Corp.
(A Development Stage Company)
Statement of Stockholders' Deficiency
From October 12, 2000 (Date of Inception) to June 30, 2003
(expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in		Development
	Shares	Amount	Capital	Total	Stage
	#	$	$	$	$

Balance – October 12, 2000
(Date of Inception)	0	0	0	0	0
Stock issued for $1,500 of
organization expenses	1,500,000	1,500	0	1,500	0

Stock issued for technology	3,500,000	3,500	0	3,500	0
Net loss for the period	0	0	0	0	(11,228)

Balance – December 31, 2001	5,000,000	5,000	0	5,000	(11,228)
Net loss for the year	0	0	0	0	(26,972)

Balance – December 31, 2002	5,000,000	5,000	0	5,000	(38,200)
Net loss for the period	0	0	0	0	(76,904)

Balance – June 30, 2003	5,000,000	5,000	0	5,000	(115,104)

Solanex Management Corp.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2003

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

b) Going Concern
Since inception, the Company has suffered recurring losses, net cash outflows from operations and at June 30, 2003 has a working capital deficiency of $(110,104). The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Basis of Accounting Presentation

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-SB for the year ended December 31, 2002.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2003 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

3. Summary of Significant Accounting Policies

a)Year end
The Company's fiscal year end is December 31.

b)Technology Development Costs
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

d) Net Loss Per Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive (There are no options granted at June 30, 2003).

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

No revenue was recorded for the three month period ended June 30, 2003 and no revenue has been generated since inception.

Liquidity and Capital Resources

No material commitments for capital expenditures were made during the quarter ended June 30, 2003.

Solanex remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders’ equity. Solanex’s balance sheet of June 30, 2003, reflects total assets of $29. During the quarter, expenses of $71,546 were accrued as payable to creditors of the Company and expensed to operations ($2,850 for the three months ended June 30, 2002).

Based on the Company’s original business plan, Solanex believes that during its first operational quarter, it would need a capital infusion of approximately $750,000 to achieve a sustainable sales level, where ongoing operations can be funded out of revenues. The required capital infusion would be intended to cover costs of completing and readying equipment, advertising, hiring and paying two to three sales people, and administrative expenses. The Company has not been able to create investor interest in its original concept and to date has been unsuccessful in raising the required funding. As a consequence, the Company has been analyzing alternative business opportunities and has determined to search for other suitable opportunities (including mineral exploration), which the Company believes will be of interest to potential investors and to the investment community.

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

The forecast of the period of time through which the Company’s financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors, including plans to abandon its original business plan and develop a more current plan of operations. The Company’s auditors caution that there can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of Solanex's directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2003, nor did the Company commence any lawsuits during the same period.

Item 2. Changes in Securities and Use of Proceeds.

Changes in Securities

There were no changes during the three months ended June 30, 2003 in the securities issued by the Company.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were put forward to a vote of the security holders of the Company this quarter.

Item 5. Other Information.

Effective August 01, 2003, Mr. Piers VanZiffle has resigned as President and a Director of the Company and Mr. Colin Hall has been appointed as a Director and President.

Item 6. Exhibits and Reports on form 8-K.

Exhibits

31.1	Certification pursuant to Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex Management Corp.

Date: August 15, 2003	By: /s/ Colin Hall
Name: Colin Hall
Title: President and Director