Form 10QSB
period 2003-09-30
SOLANEX MANAGEMENT INC
filed 2003-11-19
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     September  30,  2003
                                   ------------------------

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


                        Suite 440, 1555 East Flamingo Road
                          Las Vegas, Nevada, USA 89119
                          ----------------------------
                    (Address of principal executive offices)

                                 (604) 681-7806
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No
(2)  Yes  [X]   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, the Issuer had 5,477,000 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes    No

PART  I  -  FINANCIAL  INFORMATION

         ITEM  1.  FINANCIAL  STATEMENTS
          Balance  Sheets                                                      3
          Statements  of  Operations                                           4
          Statements  of  Cash  Flows                                          5
          Statement  of  Stockholder's  Deficiency                             6
          Notes  to  the  Financial  Statements                                7
          The Interim Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2002.

         ITEM 2. MANAGEMENT'S DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION   8
          Plan  of  Operations                                                 8
          Liquidity  and  Capital  Resources                                   8
          Special  Note  Regarding  Forward  Looking  Statements               8

         ITEM  3.  CONTROLS  AND  PROCEDURES

PART  II  -  OTHER  INFORMATION

         ITEM  1.  LEGAL  PROCEEDINGS                                          9

         ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS             9

         ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                         10

         ITEM  4.  SUBMISSION  OF  MATTERS  TO A VOTE OF SECURITY HOLDERS     10

         ITEM  5.  OTHER  INFORMATION                                         10

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                      10

SIGNATURES

PART  I  -  FINANCIAL  INFORMATION



Solanex Management Corp.
(A Development Stage Company)
Balance Sheets
As at September 30, 2003 and December 31, 2002 (Unaudited)
(expressed in U.S. dollars)



                                                             September 30,    December 31,
                                                                 2003            2002
                                                             $                $

Assets
Current Assets
Cash                                                                   118              0

                                                                       118              0


Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                                   111,676         33,200



                                                                   111,676         33,200
Contingent Liability (Note 1)

Stockholders' Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;

5,477,000 shares of common stock issued and outstanding              5,477          5,000
                    5,000,000 at December 31, 2002

Additional Paid-in Capital                                           4,293              0

                                                                     9,770          5,000

Deficit Accumulated During the Development Stage                  (121,328)       (38,200)

                                                                  (111,558)       (33,200)

                                                                       118              0





Solanex Management Corp.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)


                                                                                                      From
                                                                                                October 12,
                                          Three       Three        Nine         Six                   2000
                                          Months      Months       Months       Months            (Date of
                                          Ended       Ended        Ended        Ended            Inception)
                                          Sept 30,    Sept 30,     Sept 30,     Sept 30,        to Sept 30,
                                          2003        2002         2003         2002                  2003
                                          $           $            $            $                $

Expenses


Organization expenses. . . . . . . .           0          0           0              0              6,228
Administration . . . . . . . . . . .       2,150          0       8,150              0              8,150
Feasibility study. . . . . . . . . .           0          0         750              0              8,500
Technology cost. . . . . . . . . . .           0          0           0              0              5,500
Professional fees. . . . . . . . . .           0      3,874       2,605          7,474             12,144
Office and rent. . . . . . . . . . .       4,612          0      11,623            352             20,806
Concept development. . . . . . . . .           0          0      60,000              0             60,000

                                           6,762      3,874      83,128          7,826            121,328


Net Loss . . . . . . . . . . . . . .      (6,762)    (3,874)    (83,128)        (7,826)          (121,328)

Net Loss Per Share . . . . . . . . .       (0.01)     (0.00)      (0.02)         (0.00)

Weighted Average Shares Outstanding    5,000,000  5,000,000   5,000,000      5,000,000





Solanex Management Corp.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                                                                October 12, 2000
                                                                                                  (Inception) to
                                                                      Nine Months                        Sept 30
                                                                  2003            2002                      2003
                                                               -------------------------------------------------
Operating Activities
  Net income (loss). . . . . . . . . . . . . . . . . . . . .  $(83,128)         $(12,771)              $(121,328)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities
 Expenses not paid with cash                                         0                 0                   5,000
 Changes in operating assets and liabilities   . . . . . . . .  78,476            12,771                 111,676
                                                               -------------------------------------------------
Net cash provided by (used by) operating activities. . . . . .  (4,652)                0                  (4,652)
                                                               -------------------------------------------------

Investing Activities                                                 0                 0                       0
                                                               -------------------------------------------------
Financing Activities
  Stock issued for cash. . .. . . . . . . . . . . . . . . . . .  4,770                 0                   4,770
                                                               -------------------------------------------------

Inflow (outflow) of cash . . . . . . . .. . . . . . . . . . . . . .  0                 0                       0

Cash, beginning of period. . . . . . . .. . . . . . . . . . . . . .  0                 0                       0
                                                               -------------------------------------------------

Cash, end of period. . . . . . . . . . . . . . . . . . . .  . $    118          $      0                $    118
                                                               -------------------------------------------------

Supplemental information
  Interest paid. . . . .  . . . . . . . . . . . . . . . . .  .$      0          $      0                $      0
  Shares issued for services . . . . . . . . . . . . . . . . .$      0          $      0                $      0
  Corporate income taxes paid. . . . . . . . . . . . . . . . .$      0          $      0                $      0
  Shares issued for technology                                $      0          $      0                $  3,500




Solanex Management Corp.
(A Development Stage Company)
Statement of Stockholders' Deficiency
From October 12, 2000 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)




                                                                                                              Deficit
                                                                                                          Accumulated
                                                                                     Additional            During the
                                                                  Common Stock         Paid-in            Development
                                                              Shares        Amount     Capital      Total       Stage
                                                                 #             $          $           $         $


Balance - October 12, 2000
(Date of Inception). . . . . . . . . . . . . . . . . .            0             0           0          0          0

Stock issued for $1,500 of organization expenses . . .    1,500,000         1,500           0      1,500          0

Stock issued for technology. . . . . . . . . . . . . .    3,500,000         3,500           0      3,500          0

Net loss for the period. . . . . . . . . . . . . . . .            0             0           0          0    (11,228)

Balance - December 31, 2001. . . . . . . . . . . . . .    5,000,000         5,000           0      5,000    (11,228)

Net loss for the year. . . . . . . . . . . . . . . . .            0             0           0          0    (26,972)

Balance - December 31, 2002. . . . . . . . . . . . . .    5,000,000         5,000           0      5,000    (38,200)
Stock issued for cash. . . . . . . . . . . . . . . . .      477,000           477       4,293      4,770          0
Net loss for the period. . . . . . . . . . . . . . . .            0             0           0          0    (83,128)

Balance - September 30, 2003 . . . . . . . . . . . . .    5,477,000         5,477       4,293      9,770   (121,328)
--------------------------------------------------------------------------------------------------------------------


Solanex  Management  Corp.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Nine  Months  Ended  September  30,  2003

1.     Nature  of  Operations
a)  Development  Stage  Company
Solanex Management Corp. herein (the "Company") was incorporated in the State of Nevada on October 12, 2000, under the name EcoSoil Management Inc., and is in its developmental stage. The Company changed its name to Solanex Management Corp. on December 6, 2001. To date, the Company's only activities have been organizational, directed at raising its initial capital and developing its business plan.

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

b)  Going  Concern
Since inception, the Company has suffered recurring losses and net cash outflows from operations and at September 30, 2003 has a working capital deficiency of $(111,558). The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2003 and the results of its operations for the nine months then ended. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

d)  Net  Loss  Per  Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive (There are no options granted at September 30, 2003).

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

No revenue was recorded for the three month period ended September 30, 2003 and no revenue has been generated since inception.

Liquidity  and  Capital  Resources
----------------------------------

No material commitments for capital expenditures were made during the quarter ended September 30, 2003.

Solanex remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Solanex's balance sheet of September 30, 2003, reflects total assets of $118. During the quarter, expenses of $6,762 were accrued as payable to creditors of the Company and expensed to operations ($3,874 for the prior three months ended September 30, 2002).

Based on the Company's original business plan, Solanex believes that during its first operational quarter, it would need a capital infusion of approximately $750,000 to achieve a sustainable sales level, where ongoing operations can be funded out of revenues. The required capital infusion would be intended to cover costs of completing and readying equipment, advertising, hiring and paying two to three sales people, and administrative expenses. The Company has not been able to create investor interest in its original concept and to date has been unsuccessful in raising the required funding. As a consequence, the Company has been analyzing synergistic business opportunities that will allow the Company to utilize its existing technology.

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

Item  3.  Controls  and  Procedures
-----------------------------------
 (a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the knowledge of Solanex's directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2003, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

On September 30, 2003, the Company issued 477,000 shares of common stock for cash of $4,770.

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

Item  5.  Other  Information.
-----------------------------

Effective August 01, 2003, Mr. Piers VanZiffle resigned as President and a Director of the Company and Mr. Colin
Hall  has  been  appointed  as  a  Director  and  President.

Item  6.  Exhibits  and  Reports  on  form  8-K.
------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Solanex  Management  Corp.

Date:      November  17,  2003                         By:  /s/  Colin  Hall
      ------------------------                            ------------------
     Name:   Colin  Hall
     Title:  President  and  Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, the undersigned Chief Executive Officer and chief acting Financial Officer, or persons fulfilling similar functions, each certify:
That the financial information included in this Quarterly Report fairly presents in all material respects the financial condition and results of operations of the Company as of September 30, 2003 and for the periods presented in the report; and
That the Quarterly Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities exchange Act of 1934

                        By:    /s/  Colin  Hall
                                  -------------
                     Title:       President  and  acting Chief Financial Officer
                      Date:       November  17,  2003

302  CERTIFICATION*

I,  Colin  Hall,  President  and  acting Chief Financial Officer,  certify that:
     1. I have reviewed this quarterly report on Form 10-QSB for the Corporation;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     5. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  17,  2003
       -------------------

/s/  Colin  Hall
_________________________________
Colin  Hall,  President  and  acting  Chief  Financial  Officer