Form 10KSB
period 2003-12-31
SOLANEX MANAGEMENT INC
filed 2004-05-14
CIK 1165006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10K-SB

(Mark  one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934 For the fiscal year ended December 31, 2003
                     -------------------------------------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

Commission  file  number:  0-49632
                           -------

                             Solanex Management Inc.
                             -----------------------
                 (Name of small business issuer in its charter)


              Nevada                                     98-0361151
             --------                                    ----------
(State  or  other  jurisdiction  of                  (I.R.S. Employer
   incorporation  or organization)                  Identification  No.)

Suite  440
1555  E.  Flamingo  Road
Las  Vegas,  Nevada  89119                             (604)  639-1717
--------------------------                             -----------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:   $nil
                                                              --------

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

Aggregate market value of voting common equity held by non-affiliates as of December 31, 2003: $ NIL
Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2003: N/A

Indicate whether the registrant is an accelerated filer based on the market value of its public float held by non-affiliates at the end of the most recent second fiscal quarter:
[ ]  Yes  [X]  No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Outstanding  shares  of  common  stock  as  of  December  31,  2003:  7,108,725
Outstanding  shares  of  preferred  stock  as  of  December  31,  2003:  Nil

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [X]   No  [ ]

INDEX  to  Annual  Report  on  Form  10-KSB for the Year Ended December 31, 2003

Part  I                                                                     Page
-------                                                                     ----
Item  1      Description  of Business                                          3
Item  2      Description  of Property                                          5
Item  3      Legal  Proceedings                                                5
Item  4      Submission  of  Matters  to  a  Vote  of  Security  Holders       5

Part  II
--------
Item  5      Market  for  Common  Equity  and  Related  Stockholder  Matters   5
Item  6      Management's Discussion and Analysis of Financial Condition
             or Plan  of  Operation                                            5
Item  7      Financial Statements                                              7
Item  8      Changes  In  and  Disagreements  With Accountants on Accounting
             and Financial  Disclosure                                        15

Part  III
---------
Item  9      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With  Section 16(a) of the Exchange Act               15
Item  10     Executive  Compensation                                          15
Item  11     Security  Ownership  of  Certain  Beneficial  Owners  and
             Management                                                       15
Item  12     Certain  Relationships  and  Related  Transactions               16
Item  13     Exhibits  and Reports on Form 8-K                                16
Item  14     Controls                                                         16
Signatures                                                                    16

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

Solanex intended to produce and sell its Thermal Destructor to specific target markets. The technology would be designed for industrial, petrochemical, site remediation firms and other similar types of customers. Solanex has not commenced commercial operations, has no full-time employees and owns no real estate.

Solanex has an unlimited perpetual license to manufacture, market and sell the Thermal Destructor. Solanex's license is world-wide but non-exclusive and contemplates a royalty payable to Colin Hall in the amount of seven (7) per cent of gross revenue derived from the sale or use of the Thermal Destructor. The original agreement contemplated that the license may be revoked if Solanex did not manufacture at least one Thermal Destructor within 3 years of the licensing date. The original agreement has been supplemented with a joint venture agreement between Solanex Management Inc. and EcoTech Waste Management Systems
(1991)  Inc.  Colin  Hall  is  a  principal  of  EcoTech  Waste  Management Inc.

Solanex plans to contract certain business and administrative services to outside vendors. These include but are not limited to product manufacturing, delivery, inventory maintenance, website and marketing materials development, thereby enabling Solanex to focus strictly on marketing and sales during its early stages. The joint venture agreement contracted out the job of manufacturing the Thermal Destructor, developing a customer base and identifying jobs to quote. The Company is also reviewing additional complementary technology for acquisition.

Funding  Its  Business  Plan
----------------------------
The expenses of implementing the Company's business plan will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. The Company has financed $80,000 of product development expenses by the issuance of two million shares to settle the $80,000 account payable. The Company settled additional accounts payables and loans in the amount of $100,039 for the issuance of 2,858,725 shares. The Company has raised an additional $38,431 by way of loans to the Company. No commitments to provide further funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Solanex estimates that it will require US$750,000 to create a working prototype which can be sold, rented or leased to a project on a weekly, monthly or annual basis. As part of the Joint Venture Agreement, the Company's funding requirement for a prototype is eliminated, as the prototype will be provided by the joint venture partner, EcoTech Waste Management Systems (1991) Inc., www.ecotech-waste-management.com.

Competition
-----------
Many of Solanex's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Solanex has as it attempts to enter the marketplace. In addition, existing competitors may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies. Competitors have and may continue to adopt aggressive pricing or availability policies and devote substantially more resources to technology and methodology development than Solanex.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------
The Company currently has two offices. The Company's USA address is located at 1555 East Flamingo Road, #440, in Las Vegas, Nevada, and serves as the official address for the Company in the U.S. Additionally, the Company has a working office located at 14th floor, 777 Hornby Street, Vancouver, British Columbia. Mr. Hall, the President of the Company, works out of this office, for which the telephone number is (604) 681-9383.


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------
The Company is not party to any pending legal proceeding or litigation and none of its property is the subject of a pending legal proceeding.
Further, the Company is not aware of any legal proceedings against it or its property.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------
No matters were submitted to the stockholders during the year ended December 31, 2003.

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

Plan  of  Operation
-------------------
For the 2003 fiscal year, the company incurred a loss in the amount of $120,637 compared to a loss of $26,972 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan.

The Company is in the process of evaluating its business potential and incurred costs of $8,500 during the year ended December 31, 2002 to that end. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the fiscal year ended December 31, 2003, the Company spent $80,000 for an accumulated total of $80,000 towards the research and development of the Thermal Destructor.

During the period from October 12, 2000 (date of incorporation) through December 31, 2003, the Company received no revenues.

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

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial  Statements
---------------------
Independent  Auditors'  Report                                                8

Balance  Sheets  as  at  December  31,  2003 and 2002 (audited)               9

Statements  of Operations for the years ended December 31, 2003 and 2002 and for the period from inception (October 12, 2000) through
December 31, 2003 (audited)                                                  10

Statements  of Cash Flows for the years ended December 31, 2003 and 2002 and for the  period  from  inception  (October  12, 2000) to
December 31, 2003 (audited)                                                  11

Statement  of  Stockholder's  Equity  for the period from inception
(October 12, 2000)  to  December  31,  2003  (audited)                       12

Notes  to  the  Financial  Statements                                        13

Independent  Auditors'  Report
------------------------------
To the Stockholders and Directors of Solanex Management Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Solanex Management Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' (Deficiency) and cash flows for the years ended December 31, 2003 and 2002 and for the period from October 12, 2000 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company, as at December 31, 2003 and 2002, and the results of its operations and its cash flows for the period from October 12, 2000 (Date of Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"MORGAN  &  COMPANY"

CHARTERED  ACCOUNTANTS
Vancouver,  Canada
May 11,  2004

Solanex  Management  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                            December  31,          December  31,
                                                     2003                   2002
                                                    $                      $
Assets
Cash                                                  168                      0

Liabilities  and  Stockholders'  Deficiency

Current  Liabilities

Accounts  payable                                  15,535                 33,200
Loans  payable                                     38,431                      0
                                                   ------                 ------
                                                   53,966                 33,200

Contingent  Liability  (Note  1)

Stockholders'  Deficiency

Common Stock:
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000  shares  authorized  with  a  par  value  of  $.001;
                                                    7,109                  5,000
7,108,725  common  shares  issued  and outstanding
(5,000,000 outstanding, 2002)

Additional  Paid-in  Capital                       97,930                      0
                                                   ------                 ------
                                                  105,039                  5,000

Deficit Accumulated During the Development Stage (158,837)              (38,200)
                                                  -------                 ------
                                                  (53,798)              (33,200)
                                                   ------                 ------
                                                      168                      0


(The  accompanying  notes  are  an  integral  part  of the financial statements)

<BTB>
Solanex  Management  Inc.
 (A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)

                                                                                 Accumulated from
                                                                                 October 12, 2000 (Date
                              For  the  Year  Ended       For the Year Ended     of Inception) to
                                December  31,  2003        December 31, 2002     December  31,  2003
                              $                           $                      $


Expenses

Feasibility  study                       750                     8,500                  9,250
Organization                               0                       500                  6,228
Technology  cost                           0                         0                  5,500
Concept  development                  80,000                         0                 80,000
Administration                        18,300                         0                 18,300
Professional  fees                     3,860                    10,539                 14,399
Office                                17,727                     7,433                 25,160

                                     120,637                    26,972                158,837

Net  Loss                           (120,637)                  (26,972)              (158,837)

Net  Loss  Per  Share                  (0.02)                    (0.01)


Weighted  Average  Shares  Outstanding               5,374,477          5,000,000


(The  accompanying  notes  are  an  integral  part  of the financial statements)

<BTB>Solanex  Management  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)

                                                                                          Accumulated from
                                                                                          October 12, 2000 (Date
                                       For  the  Year  Ended       For the Year Ended     of Inception) to
                                         December  31,  2003        December 31, 2002     December  31,  2003
                                       $                           $                      $

Cash Flows to Operating Activities
Net loss                                        (120,637)                 (26,972)              (158,837)

Non cash items

Expenses not paid with cash                            0                        0                  5,000
Accounts payable                                  77,604                   26,972                110,804
-----------------------------------------------  -------                   ------                -------

Net Cash Used by Operating Activities            (43,033)                       0                (43,033)



Net Cash Provided by Financing Activities              0                        0                      0
 Common stock issued                               4,770                        0                  4,770
 Loans payable                                    38,431                        0                 38,431
-----------------------------------------------  -------                  -------                -------
                                                  43,201                        0                 43,201



Net Cash Used by Investing Activities                  0                        0                      0
-----------------------------------------------  -------                  -------                -------

Change in cash                                       168                        0                    168

Cash beginning of period                               0                        0                      0

Cash end of period                                   168                        0                    168
-----------------------------------------------  -------                  -------                -------


Non-Cash Financing Activities

2,381,725 shares issued against payables          95,269                        0                 95,269
3,500,000 shares issued to acquire technology .        0                        0                  3,500
1,500,000 shares issued for organization of the        0                        0                  1,500
Company
-----------------------------------------------  -------                  -------               --------
                                                       0                        0                  5,000



(The  accompanying  notes  are  an  integral  part  of the financial statements)

<BTB>
Solanex  Management  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders' (Deficiency)
From  October  12,  2000  (Date  of  Inception)  to  December  31,  2003
(expressed  in  U.S.  dollars)
                                                                                                         Deficit
                                                                                                         Accumulated
                                                                                  Additional             During  the
                                                                 Common Stock      Paid-in               Development
                                                             Shares       Amount   Capital     Total     Stage
                                                                #           $          $          $         $
Balance  -  October  12,  2000  (Date  of Inception)              0           0          0         0          0

Stock  issued  for  $1,500 of organization expenses       1,500,000       1,500          0     1,500          0

Stock  issued  for  technology                            3,500,000       3,500          0     3,500          0

Net  loss  for  the  period                                       0           0          0         0    (10,758)

Balance  -  December  31,  2000                           5,000,000       5,000          0     5,000    (10,758)

Net  loss  for  the  year                                         0           0          0         0       (470)

Balance  - December 31, 2001                              5,000,000       5,000          0     5,000    (11,228)
Net  loss  for the year                                           0           0          0         0    (26,972)
Balance  - December 31, 2002                              5,000,000       5,000          0     5,000    (38,200)
----------------------------                              ---------       -----          -     -----    --------
Stock  issued for cash                                      477,000         477      4,293     4,770           0
Stock  issued  for accounts payable                       2,381,725       2,382     92,887    95,269           0
Stock  cancelled                                           (750,000)       (750)       750         0           0
Net  loss  for  the  year                                         0           0          0         0    (120,637)
Balance  -  December  31,  2003                           7,108,725       7,109     97,930   105,039    (158,837)
----------------------------                              ---------       -----          -     -----    --------


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

In a development stage company, management devotes most of its activities to investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

2.     Summary  of  Significant  Accounting  Policies
(a)     Year  end
The  Company's  fiscal  year  end  is  December  31.
(b)     Technology  Development  Costs
The costs to develop new technology and enhancements to existing technology will be expensed as incurred.
(c)     Use  of  Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
(d)     Net  Loss  Per  Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

(e)     Income  Taxes
 The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities, and their reported amounts in the financial statements, and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

(f)     Financial  Instruments
The Company's financial instruments consist of cash, accounts payable and loans payable.

It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

(g)     Stock  Based  Compensation
The Company accounts for employee stock based compensation using the intrinsic value method prescribed in "Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation".

3.     Related  Party  Transaction
An individual who became a director of the Company on December 7, 2001 received $2,000 cash and 1,500,000 shares, post split, of Company common stock pursuant to the acquisition of technology. That person is no longer a director of the Company.

4.         Loans  Payable
The loans payable in the amount of $38,431 are convertible into 960,775 common shares at $0.04 per share at the option of the creditor. The loans are due on demand and accrue interest at the Royal Bank of Canada prime rate plus 2% per annum.

5.     Income  Tax

A reconciliation of statutory federal income tax rates to the company's effective tax rate is as follows:
                                                2003                   2002
                                              --------                ------
       Expected  tax recovery at 34%         $(41,017)              $(9,170)
       Change  in valuation allowance          41,017                 9,170
       Income  tax  provision                $      0               $     0

       The  Company  did  not  pay  any  income  tax  in  2003  or  2002.

       Deferred  tax  assets  (liabilities)  at  December  31  were  as follows:
                                                2003                   2002
                                              --------                ------
       Gross  Tax  Deferred  Asset
       Operating loss carryforwards          $ 54,005              $  12,988
       Valuation  allowance                   (54,005)               (12,988)
       Net  deferred  tax asset              $      0              $       0

The Company has net operating losses carried forward of approximately $158,837 and has provided a full valuation allowance due to the uncertainty of the utilization of the benefit of these losses.

6.     Subsequent  Event

Subsequent to December 31, 2003, the Company issued 419,300 common shares on the conversion of $16,772 of loans payable.



ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------
There are no reportable disagreements on accounting or financial disclosure issues.

PART  III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------
This table sets forth the name, age and position of each director and executive officer of the Company:
NAME              AGE          POSITION
----              ---          --------
Colin  Hall        60          President,  Secretary, Treasurer  and  Director

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------
No officer or director of the Company has received any remuneration from the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of April 15, 2004 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                          NUMBER  OF       PERCENTAGE  OF
NAME                                     SHARES  HELD      SHARES  OWNED
----                                     ------------      -------------

Colin  Hall                                1,500,000            21.1%
4567  Prospect  Road
North  Vancouver,  B.C.,  V7N  3M1,  CANADA

Piers  VanZiffle                             750,000

ALL  EXECUTIVE  OFFICERS  AND              1,500,000            21.1%
DIRECTORS  AS  A  GROUP  (1  person)


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

(Registrant)     SOLANEX  MANAGEMENT  INC.

By:     /s/  Colin  Hall                       Date:  April  15,  2004
        ----------------
Colin  Hall:  President,  Secretary,  Treasurer  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/  Colin  Hall                       Date:  April  15,  2004
  -------------------
Colin  Hall:  President,  Secretary,  Treasurer  and  Director


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Hall, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Solanex Management Inc. for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Inc.


     By:        /s/  Colin  Hall
                     -----------

          Name:   Colin  Hall

          Title:     Chief  Executive  Officer

          Date:     April  15,  2004

I, Colin Hall, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Solanex Management Inc.. for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Inc.


     By:        /s/  Colin  Hall
                     -----------

          Name:   Colin  Hall

          Title:     Acting  Chief  Financial  Officer

          Date:    April  15,  2004

                                302 CERTIFICATION

     I,  Colin  Hall,  Chief  Executive  Officer,  certify  that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  April  15,  2004                                     /s/  Colin Hall
                                                                      ----------
     Colin  Hall
     Chief Executive  Officer

                                302 CERTIFICATION

     I,  Colin  Hall,  acting  Chief  Financial  Officer,  certify  that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  April  15,  2004                /s/  Colin  Hall
                                            -----------------
     Colin  Hall
     Acting  Chief  Financial  Officer  and  Director