Form 10QSB
period 2004-03-31
SOLANEX MANAGEMENT INC
filed 2004-05-24
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March  31,  2004
                                   --------------------

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

                                   (604)681-9383
                              ----------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the past 90 days.
(1)  Yes [X]   No  (2)  Yes [X]   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, the Issuer had 7,528,025 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes   No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements.
--------------------------------

The interim Financial Statements of the Company, prepared without audit and required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2003.

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

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                     10

SIGNATURES




Solanex Management Corp.
(A Development Stage Company)
Balance Sheets
As at March 31, 2004 and December 31, 2003 (Unaudited)
(expressed in U.S. dollars)



                                                              March 31,    December 31,
                                                                 2004           2003
                                                                   $             $
Assets                                                            150             168


Liabilities and Stockholders' Deficiency

Current Liabilities

Accounts payable                                               32,027          15,535
Loan payable                                                   21,659          38,431
                                                               53,686          53,966

Contingent Liability (Note 1)

Stockholders' Deficiency

Common Stock:                                                   7,528           7,109
100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
20,000,000 shares authorized with a par value of $.001;
7,528,025 shares of common stock issued and outstanding

Additional Paid-in Capital                                    114,283          97,930

                                                              121,811         105,039

Deficit Accumulated During the Development Stage             (175,347)       (158,837)

                                                              (53,536)        (53,798)

                                                                  150             168






Solanex Management Corp.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)



                                                 Three              Three                            From
                                          Months Ended       Months Ended                October 12, 2000
                                       March 31,  2004    March 31,  2003             (Date of Inception)
                                                     $                  $                    to March 31,
                                                                                                     2004
                                                                                                        $
Expenses

Administration                                  10,500              3,000                           28,800
Feasibility study                                    0                750                            9,250
Organization expenses                                0                  0                            6,228
Technology cost                                      0                  0                           85,500
Professional fees                                    0              1,000                           14,399
Office and rent                                  6,010              1,500                           31,170

                                                16,510              6,250                          175,347


Net Loss                                       (16,510)            (6,250)                        (175,347)



Net Loss Per Share                               (0.00)             (0.00)


Weighted Average Shares Outstanding          7,523,025          5,000,000





Solanex Management Corp.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

                                                  Three Months              Three Months Ended                From
                                                      Ended                      March 31,          October 12, 2000
                                                 March 31, 2004                    2003           (Date of Inception)
                                                        $                           $                  to March 31,
                                                                                                            2004
                                                                                                             $
Cash Flows to Operating Activities
Loss                                                   (16,510)                    (6,250)               (175,347)

Non cash items

Expenses not paid with cash                                  0                          0                   5,000
Accounts payable                                        16,492                      5,500                 127,296
------------------------------------------------------  ------                      -----                 -------

Net Cash Used by Operating Activities                      (18)                      (750)                (43,051)
------------------------------------------------------  ------                      -----                 -------
Common stock issued                                          0                          0                   4,770
Loans payable                                                0                       1000                  38,431
------------------------------------------------------  ------                      -----                 -------
Net Cash Provided by Financing Activities                    0                       1000                  43,201
------------------------------------------------------  ------                      -----                 -------
Net Cash Used by Investing Activities                        0                          0                       0
------------------------------------------------------  ------                      -----                 -------
Change in cash                                             (18)                       250                     150
Cash beginning of period                                   168                          0                       0
------------------------------------------------------  ------                      -----                 -------
Cash end of period                                         150                        250                     150
------------------------------------------------------  ------                      -----                 -------
Non-Cash Financing Activities

A total of 3,500,000 shares were issued
    for the acquisition of technology                        0                      3,500                       0

A total of 419,300 shares were issued
    for cancellation of promissory note                 16,772                     16,772                       0

A total of 1,500,000 shares were issued
    for organization of the Company                          0                      1,500                       0

A total of 2,381,725 shares issued against payables                                                        95,269
                                                                                                         --------




Solanex Management Corp.
(A Development Stage Company)
Statement of Stockholders' Equity
From October 12, 2000 (Date of Inception) to March 31, 2004
(expressed in U.S. dollars)


                                                                                                       Deficit
                                                                             Additional            Accumulated
                                                           Common Stock       Paid-in              During the
                                                        Shares      Amount    Capital     Total     Development
                                                           #          $          $           $          $
Balance October 12, 2000                                    0           0          0         0          0
(Date of Inception)

Stock issued for $1,500 of organization expenses    1,500,000       1,500          0     1,500          0


Stock issued for technology                         3,500,000       3,500          0     3,500          0

Loss for the period                                         0           0          0         0    (10,758)
-------------------------------------------------   ---------       -----      -----     -----    --------
Balance December 31, 2000                           5,000,000       5,000          0     5,000    (10,758)

Loss for the year                                                                                    (470)
-------------------------------------------------   ---------       -----      -----     -----    --------
Balance December 31, 2001                           5,000,000       5,000          0     5,000    (11,228)

Loss for the year                                           0           0          0         0    (26,972)
-------------------------------------------------   ---------       -----      -----     -----    --------
Balance December 31, 2002                           5,000,000       5,000          0     5,000    (38,200)

Stock issued for cash                                 477,000         477      4,293     4,770          0
Stocks issued for accounts payable                  2,381,725       2,382     92,887    95,269          0
Stock Cancelled                                      (750,000)       (750)       750         0          0
Loss for the year                                           0           0          0         0   (120,637)
-------------------------------------------------   ---------       -----      -----     -----    --------
Balance December 31, 2003                           7,108,725       7,109     97,930   105,039   (158,837)
-------------------------------------------------   ---------       -----      -----     -----    --------
Stock Issued for Debt Cancellation                    419,300         419     16,353    16,772

Loss for the Period                                                                               (16,510)
-------------------------------------------------   ---------       -----      -----     -----    --------
Balance March 31,2004                               7,528,025       7,528    114,283   121,811   (175,347)

Solanex  Management  Corp.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Three  Months  Ended  March  31,  2004

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

On October 12, 2000, Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of two thousand ($2,000) dollars was made on behalf of the Company and the Company issued three million, five hundred thousand (3,500,000) shares of common stock.

b)  Going  Concern
Since inception, the Company has suffered recurring losses, net cash outflows from operations and at March 31, 2004 has a working capital deficiency of $(53,536). The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.     Basis  of  Accounting  Presentation

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10KSB for the year ended December 31, 2003.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2004 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

d)  Net  Loss  Per  Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive (There are no options granted at March 31, 2004).

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

No revenue was recorded for the three month period ended March 31, 2004 and no revenue has been generated since inception.

Liquidity  and  Capital  Resources
----------------------------------

No material commitments for capital expenditures were made during the quarter ended March 31, 2004.

Solanex remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Solanex's balance sheet of March 31, 2004, reflects total assets of $150. During the quarter, administrative expenses of $16,510 were accrued as payable to creditors of the Company and expensed to operations ($6,250 for the three months ended March 31, 2003).

The expenses of implementing the Company's business plan will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. The Company has financed $80,000 of product development expenses by the issuance of two million shares to settle the $80,000 account payable. The Company settled additional accounts payables and loans in the amount of $95,269 for the issuance of 2,381,725 shares. The Company has raised an additional $38,431 by way of loans to the Company. No commitments to provide further funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Solanex estimates that it will require US$750,000 to create a working prototype which can be sold, rented or leased to a project on a weekly, monthly or annual basis. As part of the Joint Venture Agreement, the Company's funding requirement for a prototype is eliminated, as the prototype will be provided by the joint venture partner, EcoTech Waste Management, www.ecotech-waste-management.com.

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


                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the knowledge of Solanex's directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2004, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

There were no changes during the three months ended March 31, 2004 in the securities issued by the Company.

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

     Solanex  Management  Corp.


Date:      May  17,  2004                    By:       /s/  Colin  Hall
      -------------------                             -----------------
                                             Name:          Colin  Hall
                                             Title:   President  and  Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Hall, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Solanex Management Inc. for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Inc.


     By:        /s/  Colin  Hall
               -----------------
     Name:      Colin  Hall
     Title:     Chief  Executive  Officer
     Date:      May  17,  2004




I, Colin Hall, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Solanex Management Inc. for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Inc.


     By:        /s/  Colin  Hall
                ----------------
     Name:         Colin  Hall
     Title:        Acting  Chief  Financial  Officer
     Date:         May  17,  2004

                                302 CERTIFICATION

     I,  Colin  Hall,  Chief  Executive  Officer,  certify  that:

     1. I have reviewed this annual report on Form 10-QSB of Solanex Management Inc.;

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




     Date:  May  17,  2004                                       Colin  Hall
                                                                 -----------
                                                   Chief  Executive  Officer

                                302 CERTIFICATION

     I,  Colin  Hall,  acting  Chief  Financial  Officer,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Solanex Management Inc.;

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



     Date:  May  17,  2004               Colin  Hall
                                         -----------
     Acting  Chief  Financial  Officer  and  Director