Form 10QSB
period 2004-06-30
SOLANEX MANAGEMENT INC
filed 2004-08-16
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     June  30,  2004
                                   -------------------

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

                                   (604)681-9383
                               ---------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  [X]   No  [ ]     (2)  Yes  [X]  No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the Issuer had 7,528,025 shares of common stock, par value $0.001, issued and outstanding.


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

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                      10

SIGNATURES

Solanex Management Corp.
(A Development Stage Company)
Balance Sheets
As at June 30, 2004 and December 31, 2003 (Unaudited)
(expressed in U.S. dollars)


                                                                             June 30,    December 31,
                                                                                2004            2003
                                                                                   $               $

Assets                                                                            96             168
                                                                           ----------  --------------
Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities

Accounts payable                                                              49,387          15,535
Loans payable                                                                 22,159          38,431
                                                                           ----------  --------------
                                                                              71,546          53,966
                                                                           ----------  --------------
Stockholders' Deficiency

Common Stock:
 100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
 20,000,000 shares authorized with a par value of $.001;
 7,528,025 shares of common stock issued and outstanding                        7,528           7,109
(7,108,725 at December 31, 2003)

Additional Paid-in Capital                                                   114,283          97,930
                                                                           ----------  --------------
                                                                             121,811         105,039
                                                                           ----------  --------------
Deficit Accumulated During the Development Stage                            (193,261)       (158,837)
                                                                           ----------  --------------
                                                                             (71,450)        (53,798)
                                                                           ----------  --------------
                                                                                  96             168

(The accompanying notes are an integral part of the financial statements)

Solanex Management Corp.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                                                                                           From
                                                                                     October 12,
                                         Three      Three        Six        Six            2000
                                        Months     Months     Months     Months        (Date of
                                         Ended      Ended      Ended      Ended       Inception
                                       June 30,   June 30,   June 30,   June 30,     to June 30,
                                          2004       2003       2004       2003            2004
                                             $          $          $          $               $
                                       -------    -------    -------    -------  --------------
Expenses

Administration. . . . . . . . . . .     10,500      3,000     21,000      6,000          39,300
Feasibility study . . . . . . . . .          0          0          0        750           9,250
Organization expenses . . . . . . .          0          0          0          0           6,228
Technology cost . . . . . . . . . .          0     60,000          0     60,000          85,500
Professional fees . . . . . . . . .      1,227      1,605      1,228      2,605          15,626
Office and rent . . . . . . . . . .      6,187      6,941     12,196      7,549          37,357
-----------------------------------  ---------  ---------  ---------  ---------        --------
                                        17,914     71,546     34,424     76,904         193,261
                                     ---------  ---------  ---------  ---------        --------
Loss for the period . . . . . . . .    (17,914)   (71,546)   (34,424)   (76,904)       (193,261)
-----------------------------------  ---------  ---------  ---------  ---------        --------
Loss per share. . . . . . . . . . .      (0.01)     (0.00)     (0.01)     (0.02)
-----------------------------------  ---------  ---------  ---------  ---------
Weighted Average Shares Outstanding  7,528,025  5,000,000  7,525,525  5,000,000
                                     ---------  ---------  ---------  ---------

Solanex Management Corp.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
(expressed in U.S. dollars)

                                                                                                 From
                                                                                           October 12,
                                               Three      Three        Six        Six            2000
                                              Months     Months     Months     Months        (Date of
                                               Ended      Ended      Ended      Ended       Inception
                                             June 30,   June 30,   June 30,   June 30,     to June 30,
                                                2004       2003       2004       2003            2004
                                                   $          $          $          $               $
                                             -------    -------    -------    -------  --------------
Cash Flows to Operating Activities
Loss. . . . . . . . . . . . . . . . . . . .  (17,914)   (71,546)   (34,424)   (76,904)       (193,261)

Non cash items

Expenses not paid with cash . . . . . . . .        0          0          0          0           5,000
Change in non cash working capital items:
Accounts payable. . . . . . . . . . . . . .   17,360     69,905     33,852     75,263         144,656
-------------------------------------------  -------    -------    -------    -------        --------
Net Cash Used by Operating Activities           (554)    (1,641)      (572)    (1,641)        (43,605)
-------------------------------------------  -------    -------    -------    -------        --------
Issuance of Common Stock. . . . . . . . . .        0          0          0          0           4,770
Loans payable . . . . . . . . . . . . . . .      500      1,670        500      1,670          38,931
-------------------------------------------  -------    -------    -------    -------        --------
Net Cash Provided by Financing Activities        500      1,670        500      1,670          43,701
-------------------------------------------  -------    -------    -------    -------        --------
Net Cash Used by Investing Activities              0          0          0          0               0
-------------------------------------------  -------    -------    -------    -------        --------
Change in Cash. . . . . . . . . . . . . . .      (54)        29        (72)        29              96

Cash beginning of period. . . . . . . . . .      150          0        168          0               0
-------------------------------------------  -------    -------    -------    -------        --------
Cash end of period. . . . . . . . . . . . .       96         29         96         29              96
-------------------------------------------  -------    -------    -------    -------        --------
Non-Cash Financing Activities

A total of 3,500,000 shares were issued
for the acquisition of technology                  0          0          0          0           3,500
A total of 419,300 shares were issued
for cancellation of promissory note                0          0     16,772          0          16,772
A total of 1,500,000 shares were issued
for organization of the Company                    0          0          0          0           1,500
A total of 2,381,725 shares were issued
against payables                                   0          0          0          0          95,269
-------------------------------------------  -------    -------    -------    -------        --------

Solanex Management Corp.
(A Development Stage Company)
Statement of Stockholders' Deficiency
From October 12, 2000 (Date of Inception) to June 30, 2004
(expressed in U.S. dollars)

                                                                                              Deficit
                                                                                          Accumulated
                                                                    Additional             During the
                                                                       Paid-in            Development
                                                       Common Stock    Capital     Total        Stage
                                                         #      $          $         $            $
                                                   ---------  ------  --------  --------    ---------
Balance October 12, 2000
(Date of Inception) . . . . . . . . . . . . . . .          0       0         0         0            0

Stock issued for $1,500 of organization expenses
                                                   1,500,000   1,500         0     1,500            0

Stock issued for technology . . . . . . . . . . .  3,500,000   3,500         0     3,500            0

Loss for the period . . . . . . . . . . . . . . .          0       0         0         0      (10,758)
-------------------------------------------------  ---------  ------  --------  --------    ---------
Balance December 31, 2000 . . . . . . . . . . . .  5,000,000   5,000         0     5,000      (10,758)

Loss for the year . . . . . . . . . . . . . . . .          0       0         0         0         (470)
-------------------------------------------------  ---------  ------  --------  --------    ---------
Balance December 31, 2001 . . . . . . . . . . . .  5,000,000   5,000         0     5,000      (11,228)

Loss for the year . . . . . . . . . . . . . . . .          0       0         0         0      (26,972)
-------------------------------------------------  ---------  ------  --------  --------    ---------
Balance December 31, 2002 . . . . . . . . . . . .  5,000,000   5,000         0     5,000      (38,200)

Stock issued for cash . . . . . . . . . . . . . .    477,000     477     4,293     4,770            0
Stock issued for accounts payable                  2,381,725   2,382    92,887    95,269            0
Stock cancelled . . . . . . . . . . . . . . . . .   (750,000)   (750)      750         0            0

Loss for the year . . . . . . . . . . . . . . . .          0       0         0         0     (120,637)
-------------------------------------------------  ---------  ------  --------  --------    ---------
Balance December 31, 2003 . . . . . . . . . . . .  7,108,725   7,109    97,930   105,039     (158,837)

Stock issued for debt cancellation                   419,300     419    16,353    16,772            0

Loss for the Period . . . . . . . . . . . . . . .          0       0         0         0      (34,424)
-------------------------------------------------  ---------  ------  --------  --------    ---------

Balance June 30, 2004 . . . . . . . . . . . . . .  7,528,025   7,528   114,283   121,811     (193,261)
-------------------------------------------------  ---------  ------  --------  --------    ---------

Solanex  Management  Corp.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Six  Months  Ended  June  30,  2004

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

On October 12, 2000, Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of two thousand ($2,000) dollars was made on behalf of the Company and the Company issued three million five hundred thousand (3,500,000) shares of common stock.

b)  Going  Concern
Since inception, the Company has suffered recurring losses, net cash outflows from operations and at June 30, 2004 has a working capital deficiency of $(71,450). The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2004 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

d)  Net  Loss  Per  Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive (There are no options granted at June 30, 2004).

--------------------------------------------------------------------------
Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------------------------------------------------------------------------

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

No revenue was recorded for the six months period ended June 30, 2004 and no revenue has been generated since inception.

Liquidity  and  Capital  Resources
----------------------------------

No material commitments for capital expenditures were made during the quarter ended June 30, 2004.

Solanex remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Solanex's balance sheet of June 30, 2004, reflects total assets of $96. During the quarter, administrative expenses of $17,914 were accrued as payable to creditors of the Company and expensed to operations ($71,546 for the three months ended June 30, 2003).

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

-----------------------------------
Item  3.  Controls  and  Procedures
-----------------------------------
(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


                           PART II - OTHER INFORMATION

-----------------------------
Item  1.  Legal  Proceedings
-----------------------------

To the knowledge of Solanex's directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2004, nor did the Company commence any lawsuits during the same period.

----------------------------------------------------------
Item  2.  Changes  in  Securities  and  Use  of  Proceeds
----------------------------------------------------------

Changes  in  Securities
-----------------------

There were no changes during the six months ended June 30, 2004 in the securities issued by the Company.
Use  of  Proceeds
-----------------

Not  applicable.

---------------------------------------------
Item  3.  Defaults  Upon  Senior  Securities
---------------------------------------------

Not  applicable.

----------------------------------------------------------------------
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
----------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

-----------------------------
Item  5.  Other  Information
-----------------------------

None.

------------------------------------------------
Item  6.  Exhibits  and  Reports  on  form  8-K
------------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Solanex  Management  Corp.


Date:      August  11,  2004                 By:      /s/  Colin  Hall
      ----------------------                          -----------------
                                             Name:    Colin  Hall
                                             Title:   President  and  Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Hall, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Solanex Management Inc. for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Inc.


     By:        /s/  Colin  Hall
                ----------------
     Name:      Colin  Hall

     Title:     Chief  Executive  Officer

     Date:      August  11,  2004




I, Colin Hall, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Solanex Management Inc. for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Inc.


     By:        /s/  Colin  Hall
                ----------------

     Name:      Colin  Hall

     Title:     Acting  Chief  Financial  Officer

     Date:      August  11,  2004

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     Date:  August  11,  2004                 Colin  Hall
                                              -----------
                                              Chief  Executive  Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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



     Date:  August  11,  2004    Colin  Hall
                                 -----------
                                 Acting  Chief Financial Officer and Director