Form 10QSB
period 2004-09-30
SOLANEX MANAGEMENT INC
filed 2004-11-15
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     September  30,  2004
                                   ------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from            to
                                    --------      --------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of October 30, 2004, the Issuer had 7,528,025 shares of common stock, par value $0.001, issued and outstanding.

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

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                     10

SIGNATURES

Solanex Management Corp.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                             September 30,    December 31,
                                                                                 2004             2003
                                                                                   $               $
                                                                             (Unaudited)

Assets                                                                              1,100             168
                                                                           ---------------  --------------

Liabilities and Stockholders (Deficiency)

Current Liabilities

Accounts payable                                                                   57,341          15,535
Loans payable                                                                      50,180          38,431
                                                                           ---------------  --------------
                                                                                  107,521          53,966
                                                                           ---------------  --------------

Stockholders' Deficiency

Common Stock:
 100,000,000 shares authorized with a par value of $.001;
Preferred Stock:
 20,000,000 shares authorized with a par value of $.001;
 7,528,025 shares of common stock issued and outstanding                            7,528           7,109
(7,108,725 at December 31, 2003)

Additional Paid-in Capital                                                        114,283          97,930
                                                                           ---------------  --------------
                                                                                  121,811         105,039
Deficit Accumulated During the Development Stage                                 (228,232)       (158,837)
                                                                           ---------------  --------------
                                                                                 (106,421)        (53,798)
                                                                           ---------------  --------------
                                                                                    1,100             168
                                                                           ---------------  --------------

(The accompanying notes are an integral part of the financial statements)

Solanex Management Corp.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)
                                                                                                From
                                                Three                    Nine       October 12, 2000
                                             Months Ended           Months Ended  (Date of inception)
                                             September 30           September 30     to September 30,
                                           2004        2003        2004        2003             2004
                                         $           $           $           $           $
Expenses

Administration. . . . . . . . . . .      11,017       2,150      32,017       8,150           50,317
Feasibility study . . . . . . . . .           0           0           0         750            9,250
Organization expenses . . . . . . .           0           0           0           0            6,228
Technology cost . . . . . . . . . .           0           0           0      60,000           85,500
Professional fees . . . . . . . . .       2,690           0       3,917       2,605           18,316
Consulting fees . . . . . . . . . .       2,350           0       2,350           0            2,350
Office and rent . . . . . . . . . .      18,914       4,612      31,111      11,623           56,271
-----------------------------------  ----------  ----------  ----------  ----------        ---------
                                         34,971       6,762      69,395      83,128          228,232
                                     ----------  ----------  ----------  ----------        ---------
Loss for the period . . . . . . . .     (34,971)     (6,762)    (69,395)    (83,128)        (228,232)
-----------------------------------  ----------  ----------  ----------  ----------        ---------
Loss per share. . . . . . . . . . .       (0.01)      (0.01)      (0.01)      (0.02)
-----------------------------------  ----------  ----------  ----------  ----------
Weighted Average Shares Outstanding   7,528,025   5,000,000   6,620,825   5,000,000
                                     ----------  ----------  ----------  ----------

Solanex Management Corp.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)
                                                                                     From
                                                    Nine                 October 12, 2000
                                          Months Ended September 30    (Date of Inception)
                                             2004           2003          to September 30,
                                                                                     2004
                                         $               $                    $
Cash Flows to Operating Activities
Loss. . . . . . . . . . . . . . . .           (69,395)      (83,128)             (228,232)

Non cash items

Expenses not paid with cash . . . . . . . . .       0             0                 5,000
Change in non cash working capital items:
Accounts payable. . . . . . . . . . . . . . .  41,806        78,476               152,610
-------------------------------------------- --------      --------             ---------
Net Cash Used by Operating Activities . . .   (27,589)       (4,652)              (70,622)
-------------------------------------------- --------      --------             ---------
Issuance of Common Stock. . . . . . . . . .         0         4,770                 4,770
Loans payable . . . . . . . . . . . . . . .    28,521             0                66,952
-------------------------------------------- --------      --------             ---------
Net Cash Provided by Financing Activities .    28,521         4,770                71,722
-------------------------------------------- --------      --------             ---------
Net Cash Used by Investing Activities . . .         0             0                     0
-------------------------------------------- --------      --------             ---------
Change in Cash. . . . . . . . . . . . . . .       932           118                 1,100

Cash beginning of period. . . . . . . . . .       168             0                     0
-------------------------------------------- --------      --------             ---------
Cash end of period. . . . . . . . . . . . .     1,100           118                 1,100
-------------------------------------------- --------      --------             ---------
Non-Cash Financing Activities

A total of 3,500,000 shares were issued for
the acquisition of technology                       0             0                 3,500
A total of 419,300 shares were issued for
cancellation of promissory note                16,772             0                16,772
A total of 1,500,000 shares were issued for
organization of the Company                         0             0                 1,500
A total of 2,381,725 shares were issued
against payables                                    0             0                95,269
                                             --------      --------             ---------

Solanex Management Corp.
(A Development Stage Company)
Statement of Stockholders' Deficiency
From October 12, 2000 (Date of Inception) to September 30, 2004
(expressed in U.S. dollars)
(Unaudited)
                                                                                         Deficit
                                                                                       Accumulated
                                                                      Additional        During the
                                                                        Paid-in         Development
                                                     Common Stock       Capital   Total    Stage
                                                      #         $          $        $        $
Balance October 12, 2000
(Date of Inception) . . . . .                              0      0        0         0         0

Stock issued for $1,500 of
organization expenses                              1,500,000  1,500        0         0     1,500

Stock issued for technology . . . . . . . . . . .  3,500,000  3,500        0         0     3,500

Loss for the period . . . . . . . . . . . . . . .          0      0        0   (10,758)  (10,758)
-------------------------------------------------  ---------  -----  -------  --------  --------
Balance December 31, 2000 . . . . . . . . . . . .  5,000,000  5,000        0   (10,758)   (5,758)

Loss for the year . . . . . . . . . . . . . . . .          0      0        0      (470)     (470)
-------------------------------------------------  ---------  -----  -------  --------  --------
Balance December 31, 2001 . . . . . . . . . . . .  5,000,000  5,000        0   (11,228)   (6,228)

Loss for the year . . . . . . . . . . . . . . . .          0      0        0   (26,972)  (26,972)
-------------------------------------------------  ---------  -----  -------  --------  --------
Balance December 31, 2002 . . . . . . . . . . . .  5,000,000  5,000        0   (38,200)  (33,200)

Stock issued for cash . . . . . . . . . . . . . .    477,000    477    4,293         0     4,770
Stock issued for accounts
payable                                            2,381,725  2,382   92,887         0    95,269
Stock cancelled . . . . . . . . . . . . . . . . .   (750,000)  (750)     750         0         0

Loss for the year . . . . . . . . . . . . . . . .          0      0        0  (120,637) (120,637)
-------------------------------------------------  ---------  -----  -------  --------  --------
Balance December 31, 2003 . . . . . . . . . . . .  7,108,725  7,109   97,930  (158,837)  (53,798)

Stock issued for debt
cancellation                                         419,300    419   16,353         0    16,772

Loss for the Period . . . . . . . . . . . . . . .          0      0        0   (69,395)  (69,395)
-------------------------------------------------  ---------  -----  -------  --------  --------

Balance - September 30, 2004. . . . . . . . . . .  7,528,025  7,528  114,283  (228,232) (106,421)
-------------------------------------------------  ---------  -----  -------  --------  --------

Solanex  Management  Corp.
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Nine  Months  Ended  September  30,  2004

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

b)  Going  Concern
Since inception, the Company has suffered recurring losses, net cash outflows from operations and at September 30, 2004 has a working capital deficiency of $(106,421). The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2004 and the results of its operations for the nine months then ended. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

d)  Net  Loss  Per  Share
Net loss per share is calculated using the weighted average number of common shares outstanding during the period. Fully diluted loss per share is not presented as the impact of the exercise of options is anti-dilutive (There are no options granted at September 30, 2004).

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

No revenue was recorded for the nine months period ended September 30, 2004 and no revenue has been generated since inception.

Liquidity  and  Capital  Resources
----------------------------------

No material commitments for capital expenditures were made during the quarter ended September 30, 2004.

Solanex remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity. Solanex's balance sheet of September 30, 2004, reflects total assets of $1,100. During the quarter, operating expenses of $34,971 were accrued as payable to creditors of the Company and expensed to operations ($6,762 for the nine months ended September 30, 2003).

The expenses of implementing the Company's business plan will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. The Company settled accounts payables and loans in the amount of $95,269 for the issuance of 2,381,725 shares. The Company has raised an additional $50,180 by way of loans to the Company. No commitments to provide further funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

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


                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.
-----------------------------

To the knowledge of Solanex's directors, the Company is not a party to any legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the directors know of no other threatened or contemplated legal proceedings or litigation. To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2004, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.
----------------------------------------------------------

Changes  in  Securities
-----------------------

There were no changes during the nine months ended September 30, 2004 in the securities issued by the Company.

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

     Solanex  Management  Corp.


Date:  November  12,  2004                         By:    /s/  Colin  Hall
                                                          -----------------
                                                   Name:  Colin  Hall
                                                          -----------
                                                   Title: President and Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Colin Hall, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Solanex Management Inc. for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Inc.


     By:        /s/  Colin  Hall
                ----------------

     Name:      Colin  Hall
                -----------

     Title:     Chief  Executive  Officer

     Date:      November  12,  2004


I, Colin Hall, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Solanex Management Inc. for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Solanex Management Inc.


     By:        /s/  Colin  Hall
                ----------------

     Name:      Colin  Hall
                -----------

     Title:     Acting  Chief  Financial  Officer

     Date:      November  12,  2004

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




     Date:  November  12,  2004                      Colin  Hall
                                                     -----------
                                                     Chief  Executive  Officer

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



     Date:  November  12,  2004      Colin  Hall
                                     -----------
                                     Acting Chief Financial Officer and Director