Form 10KSB
period 2004-12-31
SOLANEX MANAGEMENT INC
filed 2005-07-25
CIK 1165006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
                                   (Mark one)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                   -------------------------------------------
                                       OR
   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         Commission file number: 0-49632
                                                 -------

                             SOLANEX MANAGEMENT INC.
                             -----------------------
                 (Name of small business issuer in its charter)


               Nevada                                      98-0361151
               ------                                      ----------
    (State or other jurisdiction of                     (I.R.S.  Employer
      incorporation or organization)                    Identification No.)

             Suite 440
             1555 E. Flamingo Road
             Las Vegas, Nevada 89119                   (604) 601-2107
             -----------------------                   --------------
    (Address of principal executive offices)     (Registrant's phone number)

Securities  registered  under  Section  12(b)  of  the  Act:     None
                                                                 ----

Securities  registered  under  Section 12(g) of the Act: Common Stock, par value
                                                         $0.001  per  share
                                                         ----------------
                                                         (Title  of  class)

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

Registrant's  revenues  for  its  most  recent  fiscal  year:     $nil
                                                              --------

Aggregate market value of voting common equity held by non-affiliates as of December 31, 2004: $ NIL
Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2004: N/A

Indicate whether the registrant is an accelerated filer based on the market value of its public float held  by non-affiliates at the end of the most recent second fiscal quarter:
[ ]  Yes        [X]  No

Outstanding  shares  of  common  stock  as  of  December  31,  2004:  7,528,025
Outstanding  shares  of  preferred  stock  as  of  December  31,  2004:  Nil

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [X]   No  [ ]

                             SOLANEX MANAGEMENT INC.
                      INDEX to Annual Report on Form 10-KSB
                      For the Year Ended December 31, 2004

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
Item  4      Submission  of  Matters  to  a  Vote  of  Security  Holders  5

Part  II
--------
Item  5      Market for Common Equity  and  Related  Stockholder  Matters 5
Item  6      Management's  Discussion  and  Analysis  of  Financial
             Condition or Plan  of  Operation                             5
Item  7      Financial Statements                                         7
Item  8      Changes  In  and  Disagreements  With Accountants on
             Accounting and Financial  Disclosure                        19
Item  8A     Controls  and  Procedures                                   19

Part  III
---------
Item  9      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With  Section  16(a)  of  the Exchange Act       20
Item  10     Executive  Compensation                                     20
Item  11     Security  Ownership  of  Certain  Beneficial  Owners  and
             Management                                                  20
Item  12     Certain  Relationships  and  Related  Transactions          20
Item  13     Exhibits  and Reports on Form 8-K                           21
Item  14     Principal  Accountants  Fees  and  Services                 21

Signatures                                                               21

Certifications                                                           22

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

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

On October 12, 2000, Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license grants a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property acquired includes all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and License of Intellectual Property Rights, Mr. Hall was compensated two thousand ($2,000) dollars and one million five hundred thousand (1,500,000) shares of Solanex common stock, and the other 10 owners were compensated an aggregate of two million (2,000,000) shares of Solanex common stock. The Company has valued its intellectual property at $nil on its balance sheet for accounting purposes.

Solanex intends to produce and sell its Thermal Destructor to specific target markets. The technology would be designed for industrial, petrochemical, site remediation firms and other similar types of customers. Solanex has not commenced commercial operations, has no full-time employees and owns no real estate.

Solanex has an unlimited perpetual license to manufacture, market and sell the Thermal Destructor. Solanex's license is world-wide but non-exclusive and contemplates a royalty payable to Colin Hall in the amount of seven (7) per cent of gross revenue derived from the sale or use of the Thermal Destructor. The original agreement contemplated that the license may be revoked if Solanex did not manufacture at least one Thermal Destructor within 3 years of the licensing date. This Agreement and License of Intellectual Property Rights made as of October 12, 2000 by Colin V. Hall and Solanex Management Inc. has been renewed on a month to month basis. The original agreement has been supplemented with a joint venture agreement between Solanex Management Inc. and EcoTech Waste Management Inc. Colin Hall is a principal of EcoTech Waste Management Inc.

Solanex plans to contract certain business and administrative services to outside vendors. These include but are not limited to product manufacturing, delivery, inventory maintenance, website and marketing materials development, thereby enabling Solanex to focus strictly on marketing and sales during its early stages. The joint venture agreement contracted out the job of manufacturing the Thermal Destructor, developing a customer base and identifying jobs to quote. The Company is also reviewing additional complementary technology for acquisition

Funding  Its  Business  Plan
----------------------------
The expenses of implementing the Company's business plan will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. The Company has financed $80,000 of product development expenses by the issuance of two million shares to settle the $80,000 account payable. The Company settled additional accounts payables and loans in the amount of $100,039 for the issuance of 2,858,725 shares. The Company has raised an additional $118,887 by way of loans to the Company. No commitments to provide further funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Solanex estimates that it will require $750,000 to create a working prototype which can be sold, rented or leased to a project on a weekly, monthly or annual basis. As part of the Joint Venture Agreement, the Company's funding requirement for a prototype is eliminated, as the prototype will be provided by the joint venture partner, EcoTech Waste Management, www.ecotech-waste-management.com.


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

No matters were submitted to the stockholders during the year ended December 31, 2004.

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

Plan  of  Operation
-------------------
For the 2004 fiscal year, the company incurred a loss in the amount of $116,609 compared to a loss of $120,637 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan.

The Company is in the process of evaluating its business potential and incurred costs of $8,500 during the year ended December 31, 2004 to that end. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the fiscal year ended December 31, 2034, the Company spent $80,000 for an accumulated total of $80,000 towards the research and development of the Thermal Destructor.

During the period from October 12, 2000 (date of incorporation) through December 31, 2004, the Company received no revenues.

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

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

FINANCIAL  STATEMENTS
---------------------

Report of Independent Registered Public Accounting Firm                       8

Balance  Sheets  as  at  December  31,  2004  and 2003 (audited)              9

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from inception (October 12, 2000) to December 31, 2004 (audited)
                                                                             10

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from inception (October 12, 2000) to December 31, 2004 (audited)
                                                                             11

Statement  of  Stockholder's  Deficiency  for the period from inception
(October 12, 2000)  to December  31,  2004  (audited)                        12

Notes  to  the  Financial  Statements                                        13

                             SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders and Directors of Solanex Management Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheets of Solanex Management Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, cash flows, and stockholders' deficiency for each of the years ended December 31, 2004 and 2003, and for the cumulative period from October 12, 2000 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solanex Management Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years ended December 31, 2004 and 2003, and for the period from October 12, 2000 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver,  Canada

July  14,  2005                                           Chartered  Accountants




                            SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                            (STATED IN U.S. DOLLARS)



                                                                                 DECEMBER 31
                                                                              2004          2003
                                                                          -------------  ----------

ASSETS

CURRENT
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     37,643   $     168
                                                                          -------------  ----------

LIABILITIES

CURRENT
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . .  $     72,391   $  15,535
Loans payable (Note 4) . . . . . . . . . . . . . . . . . . . . . . . . .        33,659      38,431
                                                                          -------------  ----------
                                                                               106,050      53,966
                                                                          -------------  ----------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
  Authorized:
    100,000,000 common shares, par value of $0.001 per share
     20,000,000 preferred shares, par value of $0.001 per share

  Issued and outstanding:
      7,528,025 common shares (2003 - 7,108,725) . . . . . . . . . . . . . . .   7,528       7,109

Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .       114,283      97,930

SHARE SUBSCRIPTIONS RECEIVED (Note 5). . . . . . . . . . . . . . . . . .        85,228           -

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE . . . . . . . . . . . .      (275,446)   (158,837)
                                                                          -------------  ----------
                                                                               (68,407)    (53,798)
                                                                          -------------  ----------

                                                                          $     37,643   $     168


    The accompanying notes are an integral part of the financial statements




                            SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            (STATED IN U.S. DOLLARS)



                                                                                                       CUMULATIVE
                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                        OCTOBER 12
                                                                                   YEARS ENDED           2000 TO
                                                                                   DECEMBER 31         DECEMBER 31
                                                                              2004          2003          2004
                                                                             ---------     --------     ----------

REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $        -   $         -
                                                                             ---------     --------     ----------

EXPENSES
Administration . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,658       18,300        56,958
Consulting fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,290            -        17,290
Feasibility study. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          750         9,250
Foreign exchange loss. . . . . . . . . . . . . . . . . . . . . . . . . .         1,949            -         1,949
Office and rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,446       17,727        65,606
Organization expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             -            -         6,228
Professional fees. . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,266        3,860        32,665
Technology cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       80,000        85,500
                                                                             ---------     --------     ----------
                                                                               116,609      120,637       275,446
                                                                             ---------     --------     ----------
NET LOSS FOR THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .  $   (116,609)  $ (120,637)    $(275,446)
                                                                             ---------     --------     ----------
BASIC AND DILUTED LOSS PER SHARE . . . . . . . . . . . . . . . . . . . .  $      (0.02)  $    (0.02)
                                                                             ---------     --------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING. . . . . . . . . . . . . .     7,522,828    5,374,477
                                                                             ---------    ---------

    The accompanying notes are an integral part of the financial statements.


                            SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

                                                                                                       CUMULATIVE
                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                        OCTOBER 12
                                                                                   YEARS ENDED           2000 TO
                                                                                   DECEMBER 31         DECEMBER 31
                                                                              2004          2003          2004
                                                                            -------------   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period . . . . . . . . . . . . . . . . . . . . . . . . .  $   (116,609)  $(120,637)  $(275,446)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED BY OPERATING ACTIVITIES
  Expenses not paid with cash . . . . . . . . . . . . . . . . . . . . . . .         1,949           -       6,949
  Change in accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        56,856      77,604     167,660
                                                                            -------------   ----------  ----------
                                                                                  (57,804)    (43,033)   (100,837)
                                                                             -------------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Share subscriptions received. . . . . . . . . . . . . . . . . . . . . . .        85,228           -      97,228
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . .             -       4,770       4,770
  Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,000      38,431      38,431
                                                                            -------------   ----------  ----------
                                                                                   97,228      43,201     140,429
                                                                             -------------  ----------  ----------

FOREIGN EXCHANGE EFFECT ON CASH . . . . . . . . . . . . . . . . . . . . . .        (1,949)          -      (1,949)

INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,475         168      37,643

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .           168           -           -
                                                                            -------------   ----------  ----------
CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     37,643   $     168   $  37,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $       -   $       -
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           -           -
                                                                            -------------   ----------  ----------
NON-CASH FINANCING ACTIVITIES

Stock issued for the acquisition of technology. . . . . . . . . . . . . . .  $          -   $       -   $   3,500

Stock issued on conversion of promissory note . . . . . . . . . . . . . . .        16,772           -      16,772

Stock issued for organization of the Company. . . . . . . . . . . . . . . .             -           -       1,500
Stock issued to settle payables . . . . . . . . . . . . . . . . . . . . . .             -      95,269      95,269
                                                                            -------------   ----------  ----------


    The accompanying notes are an integral part of the financial statements




                            SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

      PERIOD FROM OCTOBER 12, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2004
                            (STATED IN U.S. DOLLARS)




                                               COMMON STOCK                                  DEFICIT
                                   -----------------------------------                     ACCUMULATED
                                                             ADDITIONAL                     DURING THE
                                                              PAID-IN        SHARE         DEVELOPMENT
                                   SHARES         AMOUNT      CAPITAL    SUBSCRIPTIONS        STAGE          TOTAL

Balance, October 12, 2000
  (Date of inception). . .              -   $          -   $      -        $       -        $        -     $     -

Stock issued for $1,500 of
  organization expenses .       1,500,000          1,500          -                -                 -       1,500
Stock issued for technology     3,500,000          3,500          -                -                 -       3,500
Net loss for the period. .              -              -          -                -           (10,758)    (10,758)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2000 .    5,000,000          5,000          -                -           (10,758)     (5,758)

Net loss for the year. . . .            -              -          -                -              (470)       (470)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2001 .    5,000,000          5,000          -                -           (11,228)     (6,228)

Net loss for the year                   -              -          -                -           (26,972)    (26,972)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2002      5,000,000          5,000          -                -           (38,200)    (33,200)

Stock issued for cash. . . .      477,000            477      4,293                -                 -       4,770

Stock issued for accounts
  payable. . . . . . . . . .    2,381,725          2,382     92,887                -                 -      95,269
Stock cancelled. . . . . . .     (750,000)          (750)       750                -                 -           -
Net loss for the year                   -              -          -                -          (120,637)   (120,637)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2003      7,108,725          7,109     97,930                -          (158,837)    (53,798)

Stock issued on conversion
  of promissory notes . . .       419,300            419     16,353                -                 -      16,772
Net loss for the year                   -              -          -                -          (116,609)   (116,609)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2004      7,528,025   $      7,528   $114,283        $  85,228         $(275,446) $  (68,407)
                                ---------          -----    -------            -----           --------    --------

    The accompanying notes are an integral part of the financial statements

                             SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



1.     NATURE  OF  OPERATIONS

a)     Development  Stage  Company

Solanex Management Inc. (the "Company") was incorporated in the State of Nevada on October 12, 2000, under the name EcoSoil Management Corp., and is in its early developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date, the Company's only activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan.

On October 12, 2000, the Company acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, a cash payment of $2,000 was made on behalf of the Company and the Company issued 3,500,000 shares of common stock. The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the licensing date. This Agreement and License of Intellectual Property Rights made as of October 12, 2000 by Colin V. Hall and the Company has been renewed on a month to month basis.

On October 1, 2002, the Company entered into a joint venture agreement (the "Agreement") with EcoTech Waste Management Systems (1991) Inc. ("EcoTech") to design the systems for Remediator and provide marketing and business concept expertise. Under the terms of the Agreement, EcoTech will evaluate, improve and complete the assets of the Company, and market and/or find customers for the assets of the Company. Furthermore, EcoTech will search for, recommend and advise the Company on the acquisition of further technology, complementary to the current business direction and assets of the Company. In consideration for the services provided by EcoTech, the Company is required to pay $100,000 to EcoTech over the life of the contract (3 years), in cash or shares.

                             SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



1.     NATURE  OF  OPERATIONS  (Continued)

b)     Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations, and at December 31, 2004, has a working capital deficiency of $56,407. The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

a)     Technology  Development  Costs

The costs to acquire and develop new technology and enhancements to existing technology are expensed as incurred until such time as technological feasibility is demonstrated.

b)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods. Actual results could differ from these estimates.

c)     Basic  and  Diluted  Loss  Per  Share

The Company computes loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. The basic and diluted loss per share are the same as any exercise of options or warrants would be anti-dilutive.

                             SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

d)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)     monetary  items  at  the  rate  prevailing  at  the  balance  sheet date;
ii)     non-monetary  items  at  the  historical  exchange  rate;
iii) revenue and expense at the average rate in effect during the applicable accounting period.

e)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)     Financial  Instruments

The Company's financial instruments consist of cash, accounts payable, and loans payable.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

g)     Stock  Based  Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2004.

                             SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

g)     Stock  Based  Compensation  (Continued)

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2004, the Company has not granted any stock options.

h)     New  Accounting  Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.


3.     RELATED  PARTY  TRANSACTIONS

An individual who became a director of the Company on December 7, 2001, received $2,000 cash and 1,500,000 shares, post split, of Company common stock pursuant to the acquisition of technology. That person is no longer a director of the Company.

Colin V. Hall, the Company's President and the developer of the Company's technology, together with EcoTech Waste Management Inc., a company of which he is a principal, owned 46% of the issued and outstanding shares of the Company as of December 31, 2004.

The Company currently has no employees and relies upon its officers and directors to further its affairs. The officers and directors provide services to the Company without any compensation.

                             SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



4.     LOANS  PAYABLE

Of  the  $33,659 (2003 - $38,431) in loans payable, $21,659 (2003 - $38,431) are convertible into 541,475 (2003 - 960,775) common shares at $0.04 per share at the option of the lender, and $12,000 (2003 - $Nil) are convertible into common shares at a mutually agreed upon price per share at the option of the lender. The loans are due on demand and accrue interest at the Royal Bank of Canada prime rate plus 2% per annum.


5.     SHARES  SUBSCRIPTIONS

During the year, the Company received $85,228 in share subscriptions. Subsequent to December 31, 2004, 2,130,705 common shares were issued at $0.04 per share.


6.     INCOME  TAXES

A reconciliation of statutory federal income tax rates to the Company's effective tax rate is as follows:

                                                   2004               2003
                                                   ----               ----

Expected  tax  recovery  at  34%          $     (39,600)     $     (41,017)
Change  in  valuation  allowance                 39,600             41,017

Income  tax  provision                    $           -      $           -

The  Company  did  not  pay  any  income  taxes  in  2004  or  2003.

Deferred  tax  assets  (liabilities)  at  December  31  were  as  follows:

                                                   2004               2003
                                                   ----               ----
Gross  tax  deferred  asset
Operating  loss  carryforwards            $      93,600      $      54,005
Valuation  allowance                            (93,600)           (54,005)

Net  deferred  tax  asset                 $           -      $           -

The Company has net operating losses carried forward of approximately $275,000 (2003 - $158,837) and has provided a full valuation allowance due to the uncertainty of the utilization of the benefits of these losses.

                             SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



7.     STOCK  OPTIONS

Effective July 21, 2004, the Company registered its 2004 Performance Stock Plan (the "Plan"), under the Securities Act of 1933 (the "Act") for stock options which may be granted to employees, directors and consultants. The total number of shares of stock which may be offered under, or issued under, options granted pursuant to the Plan shall not exceed 1,000,000 common shares. During the term of the Plan, the Company shall at all times reserve and keep available a sufficient number of shares of its common stock to satisfy the requirements of the Plan. The Company has not granted any stock options since inception and there are no stock options outstanding as of December 31, 2004.


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------
There are no reportable disagreements on accounting or financial disclosure issues.

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------


          (a)  Evaluation  of  disclosure  controls  and  procedures
Our President and Principal Executive Officer and our Chief Financial Officer evaluated our "disclosure controls and procedures" (as defined in Rule 13a-14
(c) of the Exchange Act) as of the end of the small business issuer's most recent fiscal year. Our Officers have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by our Company in its periodic reports that are required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported, and that such information is accumulated and communicated to our Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure.
          (b)  Changes  in  internal  controls.
Subsequent to the date of their evaluation, management initiated procedures to ensure that reports are filed within the appropriate time periods specified by the SEC. Other than these procedures, there were no corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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


                                        NUMBER  OF       PERCENTAGE  OF
NAME                                   SHARES  HELD      SHARES  OWNED
----                                   ------------      -------------
Colin  Hall                             1,500,000            21.1%
4567  Prospect  Road
North Vancouver, B.C., V7N 3M1, CANADA

EcoTech  Waste  Management              2,000,000            26.6%
7588  Winston  Street
Burnaby,  BC  V5Z  4C2,  CANADA

Piers  VanZiffle                          750,000             9.8%
1125  W  49TH  AVE
Vancouver,  BC  CANADA

ALL  EXECUTIVE  OFFICERS  AND           1,500,000            21.1%
DIRECTORS  AS  A  GROUP  (1  person)

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------
No  change  since  previous  filing.

PART  IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------
EXHIBITS:  None.
REPORTS  ON  FORM  8-K:  None.

ITEM  14.  PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES
------------------------------------------------------

Table of Audit Fees (amounts in Cdn$) billed by Morgan & Company, in connection with the audit of the Company's annual financial statements for the years ended.




Financial Statements
for the Year Ended
December 31            Audit Services  Audit Related Fees  Tax Fees  Other Fees
--------------------   --------------  ------------------  --------  ----------
2003                         $ 3,317                 0         0           0
--------------------   --------------  ------------------  --------  ----------
2002                         $ 2,205                 0         0           0
--------------------   --------------  ------------------  --------  ----------


SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     SOLANEX  MANAGEMENT  INC.

Date:  July  12,  2005                  By:  s/s  Colin  Hall
                                             ----------------
                                             Colin  Hall: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  s/s  Colin  Hall                   Date:  July  12,  2005
     ----------------------
     Colin  Hall,  Director

CERTIFICATIONS  OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                                   Exhibit  31.1

                                 CERTIFICATIONS

I,  Colin  Hall,  certify  that

1. I have reviewed this annual report on Form 10-KSB of Solanex Management Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I, the registrant's certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I, the registrant's certifying officer, have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

July  12,  2005
/s/Colin  Hall
 ------------------
Colin  Hall
Acting  Chief  Executive  Officer

CERTIFICATIONS  OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                                   Exhibit  31.2

                                 CERTIFICATIONS

I,  Colin  Hall,  certify  that

1. I have reviewed this annual report on Form 10-KSB of Solanex Management Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I, the registrant's certifying officer, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I, the registrant's certifying officer, have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

July  12,  2005
/s/  Colin  Hall
 --------------------
Colin  Hall
Acting  Chief  Financial  Officer

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.1

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Solanex Management Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Colin Hall, Acting Chief Executive Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 By:      /s/  Colin  Hall
          ----------------

 Name:    Colin  Hall

 Title:   Acting  Chief  Executive  Officer

 Date:    July  12,  2005


[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.2

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Solanex Management Inc., a Nevada corporation (the "Company"), on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (the "Report"), Colin Hall,, Acting Chief Financial Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:      /s/  Colin  Hall
          -------------------

 Name:    Colin  Hall

 Title:   Acting  Chief  Financial  Officer

 Date:    July  12,  2005

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]