Form 10KSB/A
period 2004-12-31
SOLANEX MANAGEMENT INC
filed 2005-07-27
CIK 1165006

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB/A
                                   (Mark one)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                   -------------------------------------------
                                       OR
   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
  Authorized:
    100,000,000 common shares, par value of $0.001 per share
     20,000,000 preferred shares, par value of $0.001 per share

  Issued and outstanding:
      7,528,025 common shares (2003 - 7,108,725) . . . . . . . . . . . . . . .   7,528       7,109

Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .       114,283      97,930

SHARE SUBSCRIPTIONS (Note 5).          . . . . . . . . . . . . . . . . .        85,228           -

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE . . . . . . . . . . . .      (275,446)   (158,837)
                                                                          -------------  ----------
                                                                               (68,407)    (53,798)
                                                                          -------------  ----------

                                                                          $     37,643   $     168


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


                            SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            (STATED IN U.S. DOLLARS)

                                                                                                       CUMULATIVE
                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                        OCTOBER 12
                                                                                   YEARS ENDED           2000 TO
                                                                                   DECEMBER 31         DECEMBER 31
                                                                              2004          2003          2004
                                                                            -------------   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period . . . . . . . . . . . . . . . . . . . . . . . . .  $   (116,609)  $(120,637)  $(275,446)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED BY OPERATING ACTIVITIES
  Expenses not paid with cash . . . . . . . . . . . . . . . . . . . . . . .         1,949           -       6,949
  Change in accounts payable. . . . . . . . . . . . . . . . . . . . . . . .        56,856      77,604     167,660
                                                                            -------------   ----------  ----------
                                                                                  (57,804)    (43,033)   (100,837)
                                                                             -------------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Share subscriptions         . . . . . . . . . . . . . . . . . . . . . . .        85,228           -      97,228
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . .             -       4,770       4,770
  Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,000      38,431      38,431
                                                                            -------------   ----------  ----------
                                                                                   97,228      43,201     140,429
                                                                             -------------  ----------  ----------

FOREIGN EXCHANGE EFFECT ON CASH . . . . . . . . . . . . . . . . . . . . . .        (1,949)          -      (1,949)

INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,475         168      37,643

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .           168           -           -
                                                                            -------------   ----------  ----------
CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     37,643   $     168   $  37,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $       -   $       -
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           -           -
                                                                            -------------   ----------  ----------
NON-CASH FINANCING ACTIVITIES

Stock issued for the acquisition of technology. . . . . . . . . . . . . . .  $          -   $       -   $   3,500

Stock issued on conversion of promissory note . . . . . . . . . . . . . . .        16,772           -      16,772

Stock issued for organization of the Company. . . . . . . . . . . . . . . .             -           -       1,500
Stock issued to settle payables . . . . . . . . . . . . . . . . . . . . . .             -      95,269      95,269
                                                                            -------------   ----------  ----------


    The accompanying notes are an integral part of the financial statements




                            SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

      PERIOD FROM OCTOBER 12, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2004
                            (STATED IN U.S. DOLLARS)




                                               COMMON STOCK                                  DEFICIT
                                   -----------------------------------                     ACCUMULATED
                                                             ADDITIONAL                     DURING THE
                                                              PAID-IN        SHARE         DEVELOPMENT
                                   SHARES         AMOUNT      CAPITAL    SUBSCRIPTIONS        STAGE          TOTAL

Balance, October 12, 2000
  (Date of inception). . .              -   $          -   $      -        $       -        $        -     $     -

Stock issued for $1,500 of
  organization expenses .       1,500,000          1,500          -                -                 -       1,500
Stock issued for technology     3,500,000          3,500          -                -                 -       3,500
Net loss for the period. .              -              -          -                -           (10,758)    (10,758)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2000 .    5,000,000          5,000          -                -           (10,758)     (5,758)

Net loss for the year. . . .            -              -          -                -              (470)       (470)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2001 .    5,000,000          5,000          -                -           (11,228)     (6,228)

Net loss for the year                   -              -          -                -           (26,972)    (26,972)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2002      5,000,000          5,000          -                -           (38,200)    (33,200)

Stock issued for cash. . . .      477,000            477      4,293                -                 -       4,770

Stock issued for accounts
  payable. . . . . . . . . .    2,381,725          2,382     92,887                -                 -      95,269
Stock cancelled. . . . . . .     (750,000)          (750)       750                -                 -           -
Net loss for the year                   -              -          -                -          (120,637)   (120,637)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2003      7,108,725          7,109     97,930                -          (158,837)    (53,798)

Stock issued on conversion
  of promissory notes . . .       419,300            419     16,353                -                 -      16,772
Share subscriptions                                                           85,228                        85,228
Net loss for the year                   -              -          -                -          (116,609)   (116,609)
                                ---------          -----    -------            -----           --------    --------
Balance, December 31, 2004      7,528,025   $      7,528   $114,283        $  85,228         $(275,446) $  (68,407)
                                ---------          -----    -------            -----           --------    --------

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

                             SOLANEX MANAGEMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003
                            (STATED IN U.S. DOLLARS)



1.     NATURE  OF  OPERATIONS  (Continued)

b)     Going  Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations, and at December 31, 2004, has a working capital deficiency of $68,407. The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


     SOLANEX  MANAGEMENT  INC.

Date:  July  26,  2005                  By:  s/s  Colin  Hall
                                             ----------------
                                             Colin  Hall: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  s/s  Colin  Hall                   Date:  July  26,  2005
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

July  26,  2005
/s/Colin  Hall
 ------------------
Colin  Hall
Acting  Chief  Executive  Officer

CERTIFICATIONS  OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                                   Exhibit  31.2

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

July  26,  2005
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


 By:      /s/  Colin  Hall
          ----------------

 Name:    Colin  Hall

 Title:   Acting  Chief  Executive  Officer

 Date:    July  26,  2005


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

 By:      /s/  Colin  Hall
          -------------------

 Name:    Colin  Hall

 Title:   Acting  Chief  Financial  Officer

 Date:    July  26,  2005

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]