Form 10QSB
period 2005-03-31
SOLANEX MANAGEMENT INC
filed 2005-09-26
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended     March 31, 2005
                                               ------------------

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

            For the quarterly transition period ended March 31, 2005
                                     0-49632
                             Commission file number:


                             SOLANEX MANAGEMENT INC.
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

                                  (604)601-2107
                             ----------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No  [ ]
(2)  Yes [ ]  No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of September 22, 2005, the Issuer had 7,528,025 shares of common stock, par value $0.001, issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                  Balance  Sheets                                            4
                  Statements  of  Operations                                 5
                  Statements  of  Cash  Flows                                6
                   Notes  to  the  Financial  Statements                     7

 ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
                  Plan  of  Operations                                       8
                  Liquidity  and  Capital  Resources                         9
                  Special  Note  Regarding  Forward  Looking  Statements     9

 ITEM  3.  CONTROLS  AND  PROCEDURES

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS                                                10

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS                   10

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                10

 ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS      10

 ITEM  5.  OTHER  INFORMATION                                               10

 ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            10

SIGNATURES                                                                  11

CERTIFICATIONS                                                              12

                         PART I - FINANCIAL INFORMATION
                         -------------------------------


Item  1.  Interim  Financial  Statements
-----------------------------------------

The interim Financial Statements of the Company, prepared without audit and required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2004.


SOLANEX MANAGEMENT INC.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

                                                                            MARCH 31,    December 31,
                                                                              2005           2004
(UNAUDITED)

ASSETS
CURRENT
     Cash                                                                  $    3,134   $      37,643

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                              $   44,166   $      72,391
     Loans payable                                                             43,439          33,659
                                                                               87,605         106,050
                                                                           -----------  --------------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
     Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

     Issued and outstanding:
7,528,025 common shares (2004 - 7,528,025). . . . . . . . . . . . . . . .       7,528           7,528

     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .     114,283         114,283

     Share Subscriptions. . . . . . . . . . . . . . . . . . . . . . . . .      85,228          85,228

     Deficit Accumulated During The Development Stage . . . . . . . . . .    (291,510)       (275,446)
                                                                              (84,471)        (68,407)
                                                                           -----------  --------------
                                                                           $    3,134   $      37,643
                                                                           -----------  --------------

(The accompanying notes are an integral part of the financial statements)




Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

                                                                                                        CUMULATIVE
                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                        OCTOBER 12
                                                                                 THREE MONTHS ENDED      2000 TO
                                                                                      MARCH 31           MARCH 31
                                                                                 2005          2004        2005
                                                                                                       ----------

REVENUE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          0   $        0   $       0

EXPENSES
Administration. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,250       10,500      62,208
Consulting fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,669            0      22,959
Feasibility study . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0            0       9,250
Foreign exchange loss . . . . . . . . . . . . . . . . . . . . . . . . . .           796            0       2,745
Office and rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,423        6,010      73,029
Organization expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             0            0       6,228
Professional fees (recovery). . . . . . . . . . . . . . . . . . . . . . .        (3,074)           0      29,591
Technology cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0            0      85,500
                                                                                 16,064       16,510     291,510
                                                                           -------------  -----------  ----------

NET LOSS FOR THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .  $    (16,064)  $  (16,510)  $(291,510)


BASIC AND DILUTED LOSS PER SHARE. . . . . . . . . . . . . . . . . . . . .  $      (0.01)  $    (0.01)



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING . . . . . . . . . . . . . .     7,528,025    7,523,025
(The accompanying notes are an integral part of the financial statements)




Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

                                                                                                        CUMULATIVE
                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                                                                                        OCTOBER 12
                                                                                 THREE MONTHS ENDED      2000 TO
                                                                                      MARCH 31           MARCH 31
                                                                                 2005          2004        2005


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (16,064)  $(16,510)  $(291,510)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED BY OPERATING ACTIVITIES
Expenses not paid with cash . . . . . . . . . . . . . . . . . . . . . . . .           796          0       7,745
Change in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .       (28,225)    16,492     139,435
                                                                                  (43,493)       (18)   (144,330)
                                                                             -------------  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Share subscriptions . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0          0      85,228
Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . .             0          0       4,770
Loans payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,780          0      60,211
                                                                                    9,780          0     150,209
                                                                             -------------  ---------  ----------

FOREIGN EXCHANGE EFFECT ON CASH . . . . . . . . . . . . . . . . . . . . . .          (796)         0      (2,745)

INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . .       (34,509)       (18)      3,134

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .        37,643        168           0

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      3,134   $    150   $   3,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          0   $      0   $       0
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0          0           0

NON-CASH FINANCING ACTIVITIES
Stock issued for the acquisition of technology. . . . . . . . . . . . . . .  $          0   $      0   $   3,500
Stock issued on conversion of promissory note . . . . . . . . . . . . . . .             0     16,772      16,772
Stock issued for organization of the Company. . . . . . . . . . . . . . . .             0          0       1,500
Stock issued to settle payables . . . . . . . . . . . . . . . . . . . . . .             0          0      95,269
(The accompanying notes are an integral part of the financial statements)

 Solanex  Management  Inc.
(a  Development  Stage  Company)
NOTES  TO  INTERIM  FINANCIAL  STATEMENTS
Three  Months  Ended  March  31,  2005

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

Solanex Management Inc. herein (the "Company") was incorporated in the State of Nevada on October 12, 2000, under the name Eco Soil Management Inc., and is in its early developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date, the Company's only activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan.

On October 12, 2000, Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, Mr. Hall was compensated two thousand ($2,000) dollars and one million five hundred thousand (1,500,000) shares of Solanex common stock, and the other 10 owners were compensated an aggregate of two million (2,000,000) shares of Solanex Common Stock. The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the Licensing date. This Agreement and License of Intellectual Property Rights made as of October 12, 2000 by Colin V., Hall and the company has been renewed on a month to month basis. The original agreement has been supplemented with a joint venture agreement between Solanex Management Inc. and Eco Tech Waste Management Inc. Colin Hall is a principal of Eco Tech Waste Management Inc.


2.  DEVELOPMENT  STAGE  COMPANY

In a development stage company, management devotes most of its activities to preparing the business for operations. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Company's ability to continue as a going concern.

3.  BASIS  OF  ACCOUNTING  PRESENTATION

These unaudited financial statements have been prepared by management on a going concern basis in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10-KSB for the year ended December 31, 2004.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2005 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of ($291,510) to March 31, 2005.

These factors raise substantial doubt about the Company's ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the company be unable to continue as a going concern.

4.     COMMON  STOCK

On October 12, 2000, The Company issued 1,500,000 shares of common stock for $1,500 or organization expenses.

On October 12, 2000, the Company issued 3,500,000 shares of common stock for technology. Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors

On  May  15,  2002,  the company issued 477,000 shares of common stock for cash.

On June 4, 2002, the company issued 2,381,725 shares of common stock for accounts payable.

On December 1, 2002, the company cancelled 750,000 shares of common stock previously issued to a Director.

 On Aug 1, 2004, the company issued 419,300 shares of common stock for conversion of promissory notes.

ITEM  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements.

Plan  of  Operations

To date, Solanex's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has generated no revenues to date, has no assets and has part-time management.

The Board of Directors are carefully reviewing and planning the next steps of business strategies of the company in light of:

-     The  past  corporate  activities  and  accomplishments;

-     Financing  available;
-     Opportunities  presenting  themselves  at  this  time;  and
-     The  Company's  current  technologies  and  capabilities

No revenue was recorded for the three month period ended March 31, 2005 and no revenue has been generated since inception.

Net loss for the three months period ended March 31, 2005 was $16,064 compared to a loss of $16,510 for the three months ended March 31, 2004. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office. The Company has kept its office and business operations at a minimum and has relied mainly on its directors, as opposed to outside consultants or management, over the last three months as the Company reassesses its business plan and direction.

Liquidity  and  Capital  Resources

The Company has not earned any revenue since inception, and has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company did not issue any shares during the three months ended March 31, 2005.

As of March 31, 2005, the Company has a working capital deficiency of $84,471 (at December 31, 2004 $68,407). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and/or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

The Company's cash requirements to operate for fiscal year 2005 are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

Stock  issued  to  settle  debt  is  issued at fair market value by the Company.

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

ITEM  3  CONTROLS  AND  PROCEDURES
 (a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the filing date of this Quarterly Report on Form 10QSB, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings
----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2005, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
---------------------------------------------------------

Changes  in  Securities

There were no changes during the three months ended March 31, 2005 in the securities issued by the Company.
Use  of  Proceeds
-----------------

Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities
--------------------------------------------

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
---------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

Item  5.  Other  Information
----------------------------

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K
-----------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex  Management  Inc.


By:    /s/ Colin Hall
       --------------
       Colin  Hall,  President
       President  and  Director

Date:  September  22,  2005
       --------------------

CERTIFICATIONS  OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                                   Exhibit  31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

September  22,  2005


/s/ Colin Hall
--------------
Colin  Hall
Acting  Chief  Executive  Officer

CERTIFICATIONS  OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                                                                   Exhibit  31.2

                                 CERTIFICATIONS

I,  Colin  Hall,  certify  that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


September  22,  2005



/s/ Colin Hall
--------------
Colin  Hall,
Acting  Chief  Financial  Officer

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.1

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the quarterly report of Solanex Management Inc. a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Colin Hall, Acting Chief Executive Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 By:         /s/ Colin Hall
             --------------

 Name:       Colin  Hall

 Title:      Acting  Chief  Executive  Officer

 Date:       September  22,  2005

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

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.2

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the quarterly report of Solanex Management Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Colin Hall, Acting Chief Financial Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 By:         /s/ Colin Hall
             --------------

 Name:       Colin  Hall

 Title:      Acting  Chief  Financial  Officer

 Date:       September  22,  2005

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]