Form 10QSB
period 2005-06-30
SOLANEX MANAGEMENT INC
filed 2006-01-18
CIK 1165006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended     June 30, 2005
                                               -----------------

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the quarterly transition period ended,
                                     0-49632
                             Commission file number:


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

                                 (604) 601-2107
                             ----------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject  to  such  filing  requirements  for the past 90 days.
(1)  Yes [X]  No [ ]   (2)  Yes [ ]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of October 28, 2005, the Issuer had 9,658,730 shares of common stock, par value $0.001, issued and outstanding.


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

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

                                                                            June 30,    December 31,
                                                                              2005          2004
(Unaudited)

ASSETS
CURRENT
     Cash                                                                  $   1,060   $      37,643

LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                              $  41,010   $      72,391
     Loans payable                                                            54,659          33,659
                                                                              95,669         106,050
                                                                           ----------  --------------

STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK
     Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

     Issued and outstanding:
7,528,025 common shares (2004 - 7,528,025). . . . . . . . . . . . . . . .      7,528           7,528

     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .    114,283         114,283

     Share Subscriptions. . . . . . . . . . . . . . . . . . . . . . . . .     85,228          85,228

     Deficit Accumulated During The Development Stage . . . . . . . . . .   (301,648)       (275,446)
                                                                             (94,609)        (68,407)
                                                                           ----------  --------------
                                                                           $   1,060   $      37,643
                                                                           ----------  --------------

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)



                                                                                            CUMULATIVE
                                                                                           PERIOD FROM
                                                                                            INCEPTION
                                                                                            OCTOBER 12
                                                  THREE  MONTHS ENDED     SIX MONTHS ENDED    2000 TO
                                                         JUNE 30               JUNE 30        JUNE 30
                                                   2005         2004      2005       2004       2005
REVENUE . . . . . . . . . . . . . . . . . . . $       0  $       0  $       0  $       0   $       0

EXPENSES
Administration. . . . . . . . . .  . . . . .      3,402     10,500      8,652     21,000      65,610
Consulting fees . . . . . . . . .  . . . . .      3,750          0      9,419          0      26,709
Feasibility study . . . . . . . .  . . . . .          0          0          0          0       9,250
Foreign exchange loss (gain). . .  . . . . .       (291)         0        505          0       2,454
Office and rent . . . . . . . . . . . . . . .     3,060      6,187     10,483     12,196      76,089
Organization expenses . . . . . . . . . . .           0          0          0          0       6,228
Professional fees (recovery). . . . . . . . .       217      1,227     (2,857)     1,228      29,808
Technology cost . . . . . . . . . . . . . . .         0          0          0          0      85,500
                                              ---------  ---------  ---------  ---------    --------
                                                 10,138     17,914     26,202     34,424     301,648
                                              ---------  ---------  ---------  ---------    --------
NET LOSS FOR THE PERIOD . . . . . . . . . . . $ (10,138) $ (17,914) $ (26,202) $ (34,424)  $(301,648)
============================================= =========  =========  =========  =========    ========


BASIC AND DILUTED LOSS PER SHARE. . . . . .   $  (0.00)  $   (0.00) $   (0.00) $   (0.00)
============================================= =========  =========  =========  =========    ========


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING . . . . . . . . . . .   7,528,025  7,528,025  7,528,025  7,525,525
============================================= =========  =========  =========  =========
(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)




                                                                                            CUMULATIVE
                                                                                           PERIOD FROM
                                                                                            INCEPTION
                                                                                            OCTOBER 12
                                                  THREE  MONTHS ENDED     SIX MONTHS ENDED    2000 TO
                                                         JUNE 30               JUNE 30        JUNE 30
                                                   2005         2004      2005       2004       2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period . . . . . . . . . .  .  (10,138)      (17,914)  (26,202)    (34,424)  (301,648)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
       CASH USED BY OPERATING ACTIVITIES
Expenses not paid with cash . . . . . . . . . .    (291)            0       505           0      7,454
Change in accounts payable. . . . . . . . . . .  (3,156)       17,360   (31,381)     33,852    136,279
                                                 -------      -------    -------    -------   --------
                                                 (13,585)        (554)  (57,078)       (572)  (157,915)
                                                 -------      -------    -------    -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Share subscriptions . . . . . . . . . . . . . .        0            0         0           0     85,228
Issuance of common stock. . . . . . . . . . . .        0            0         0           0      4,770
Loans payable . . . . . . . . . . . . . . . . .   11,220          500    21,000         500     71,431
                                                 -------      -------    -------    -------   --------
                                                  11,220          500    21,000         500    161,429
                                                 -------      -------    -------    -------   --------
FOREIGN EXCHANGE EFFECT ON CASH . . . . . . . .      291            0      (505)          0     (2,454)
                                                 -------      -------    -------    -------   --------
INCREASE (DECREASE) IN CASH . . . . . . . . . .   (2,074)         (54)  (36,583)        (72)     1,060

CASH, BEGINNING OF PERIOD . . . . . . . . . . .    3,134          150    37,643         168          0

CASH, END OF PERIOD . . . . . . . . . . . . . .    1,060           96     1,060          96      1,060
================================================  =======     =======   =======     =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid . . . . . . . . . . . . . . . . . . . .  0            0         0
Income taxes paid . . . . . . . . . . . . . . . . . .  0            0         0
================================================  =======     =======   =======     =======   ========

NON-CASH FINANCING ACTIVITIES
Stock issued for the acquisition of technology.        0            0         0           0      3,500
Stock issued on conversion of promissory note .        0            0         0      16,772     16,772
Stock issued for organization of the Company. .        0            0         0           0      1,500
Stock issued to settle payables . . . . . . . .        0            0         0           0     95,269
================================================  =======     =======   =======     =======   ========
(The accompanying notes are an integral part of the financial statements)

Solanex  Management  Inc.
(a  Development  Stage  Company)
NOTES  TO  INTERIM  FINANCIAL  STATEMENTS
Six  Months  Ended  June  30,  2005

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2005 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of ($301,648) to June 30, 2005.

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

5.     SUBSEQUENT  EVENTS

Subsequent to the quarter ended June 30, 2005, on September 30, 2005 the Company issued 2,130,705 shares of common stock for conversion of promissory notes.

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

No revenue was recorded for the six months period ended June 30, 2005 and no revenue has been generated since inception.

Net loss for the six months period ended June, 2005 was $26,202 compared to a loss of $34,424 for the six months ended June 30, 2004. The expenditures reflected in the loss represent the Company's administrative expenses, including maintenance of an office. The Company has kept its office and business operations at a minimum and has relied mainly on its directors, as opposed to outside consultants or management, over the last six months as the Company reassesses its business plan and direction.

Liquidity  and  Capital  Resources

The Company has not earned any revenue since inception, and has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company did not issue any shares during the six months ended June 30, 2005.

As of June 30, 2005, the Company has a working capital deficiency of $94,609 (at December 31, 2004 $68,407). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and/or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings
----------------------------

To the Company's knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2005, nor did the Company commence any lawsuits during the same period.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
---------------------------------------------------------

Subsequent to the quarter ended June 30, 2005, on September 30, 2005 the Company issued 2,130,705 shares of common stock for conversion of promissory notes.

Use  of  Proceeds
-----------------

Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities
--------------------------------------------

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
---------------------------------------------------------------------

No matters were put forward to a vote of the security holders of the Company this quarter.

Item  5.  Subsequent  Events
----------------------------

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K
-----------------------------------------------

Exhibits
--------

None.

Reports  on  Form  8-K
----------------------

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex  Management  Inc.


By:   /s/  Colin  Hall
      -----------------------
      Colin  Hall,  President
      President  and  Director

Date: October  28,  2005
      ------------------

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

October  28,  2005


/s/  Colin  Hall
----------------
Colin  Hall
Acting  Chief  Executive  Officer

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


October  28,  2005


/s/  Colin  Hall
----------------
Colin  Hall,
Acting  Chief  Financial  Officer

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.1

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the quarterly report of Solanex Management Inc. a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), Colin Hall, Acting Chief Executive Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 By:       /s/  Colin  Hall
           ----------------

 Name:     Colin  Hall

 Title:    Acting  Chief  Executive  Officer

 Date:     October  28,  2005

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

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.2

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the quarterly report of Solanex Management Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), Colin Hall, Acting Chief Financial Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 By:      /s/  Colin  Hall
          ----------------

 Name:    Colin  Hall

 Title:   Acting  Chief  Financial  Officer

 Date:    October  28,  2005

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]