Form 10QSB
period 2005-09-30
SOLANEX MANAGEMENT INC
filed 2006-03-31
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period ended from ________________ to ________________

0-49632
Commission file number:

SOLANEX MANAGEMENT INC.
(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 440 - 1555 E. Flamingo Road
Las Vegas, Nevada 89119
(Address of principal executive offices)

(604) 601-2107
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. (1) Yes ☒  No ☐    (2) Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 17, 2006, the Issuer had 11,033,730 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1.      Interim Financial Statements

The interim Financial Statements of the Company, prepared without audit and required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's year end audited financial statements at December 31, 2004.

Solanex Management Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS
Current
Cash	$1,053	$37,643

LIABILITIES

Current
Accounts payable and accrued liabilities	$62,808	$72,391
Loans payable	54,659	33,659
	117,467	106,050

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

Issued and outstanding:
9,658,730 common shares (2004 – 7,528,025)	9,659	7,528

Additional paid-in capital	197,380	114,283

Share Subscriptions	0	85,228

Deficit Accumulated During The Development Stage	(323,453)	(275,446)
	(116,414)	(68,407)
	$1,053	$37,643

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 12
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Revenue	$0	$0	$0	$0	$0

Expenses
Administration	2,276	11,017	10,928	32,017	67,886
Consulting fees	3,750	2,350	13,169	2,350	30,459
Feasibility study	0	0	0	0	9,250
Foreign exchange loss (gain)	(70)	0	435	0	2,384
Office and rent	3,353	18,914	13836	31,111	79,442
Organization expenses	0	0	0	0	6,228
Professional fees	12,496	2,690	9639	3,917	42,304
Technology cost	0	0	0	0	85,500
	21,805	34,971	48,007	69,395	323,453

Net Loss For The Period	$(21,805)	$(34,971)	$(48,007)	$(69,395)	$(323,453)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number
Of Shares Outstanding	7,529,484	7,528,025	7,533,862	6,620,825

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	NINE MONTHS ENDED		OCTOBER 12,
	SEPTEMBER 30		2000 TO
	2005	2004	SEPTEMBER
			30, 2005

Cash Flows From Operating Activities
Net loss for the period	$(48,007)	$(69,395)	$(323,453)

Adjustments To Reconcile Net Loss To Net Cash Used By
Operating Activities
Expenses not paid with cash	435	0	7384
Change in accounts payable	(9,583)	41,806	158,077
	(57,155)	(27,589)	(157,992)

Cash Flows From Financing Activities
Issuance of common stock, net of share subscriptions	0	0	89,998
Loans payable	21,000	28,521	71,431
	21,000	28,521	161,429

Foreign Exchange Effect On Cash	(435)	0	(2,384)

Increase (Decrease) In Cash	(36,590)	932	1,053

Cash, Beginning Of Period	37,643	168	0

Cash, End Of Period	$1,053	$1,100	$1,053

Supplemental Disclosure Of Cash Flow Information
Interest paid	$0	$0	$0
Income taxes paid	0	0	0

Non-Cash Financing Activities
Stock issued for the acquisition of technology	$0	$0	$3,500
Stock issued on settlement of promissory notes	0	16,772	16,772
Stock issued for organization of the Company	0	0	1,500
Stock issued to settle payables	0	0	95,269

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005

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

On October 12, 2000, Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights, Mr. Hall was compensated two thousand ($2,000) dollars and one million five hundred thousand (1,500,000) shares of Solanex common stock, and the other 10 owners were compensated an aggregate of two million (2,000,000) shares of Solanex Common Stock. The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the Licensing date. This Agreement and License of Intellectual Property Rights made as of October 12, 2000 by Colin V. Hall and the company has been renewed on a month to month basis. The original agreement has been supplemented with a joint venture agreement between Solanex Management Inc. and Eco Tech Waste Management Inc. Colin Hall, President of the Company, is a principal of Eco Tech Waste Management Inc. The joint venture partners have agreed that Echo Tech Waste Management Inc. will develop the technology and Solanex will seek out a market for this technology. It was further agreed that Solanex will pay Echo Tech $100,000 over the three year life of the contract either in cash or shares.

The joint venture partners have agreed that Eco Tech will develop the technology and Solanex will seek out a market for the technology. It was further agreed that Solanex will pay Eco Tech One Hundred Thousand ($100,000) Dollars over the three year life of the contract either in cash or shares.

2.      DEVELOPMENT STAGE COMPANY

In a development stage company, management devotes most of its activities to preparing the business for operations. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Company’s ability to continue as a going concern.

3.      BASIS OF ACCOUNTING PRESENTATION

These unaudited financial statements have been prepared by management on a going concern basis in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2005

statements. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-KSB for the year ended December 31, 2004.

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2005 and the results of its operations for the nine months then ended. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has accumulated deficit of ($323,453) to September 30, 2005. Subsequent to September 30th, 2005 the Company received $115,000 for the issuance of 1,375,000 shares of common stock pursuant to a private placement

These factors raise substantial doubt about the Company’s ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the company be unable to continue as a going concern.

4.      COMMON STOCK

On October 12, 2000, the Company issued 1,500,000 shares of common stock to a director of the Company for $1,500 of organization expenses. Subsequently, on December 1, 2002, the company cancelled 750,000 of these shares previously issued.

On October 12, 2000, the Company issued 3,500,000 shares of common stock for the non-exclusive license to use the thermal destructor technology. The Company acquired the license to the technology and intellectual property from Colin V. Hall, the developer of the technology, and from a group of investors.

On May 15, 2002, the company issued 477,000 shares of common stock for cash.

On June 4, 2002, the company issued 2,381,725 shares of common stock for accounts payable.

On Aug 1, 2004, the company issued 419,300 shares of common stock for conversion of promissory notes.

On September 30, 2005 the Company issued 2,130,705 shares of common stock for settlement of share subscriptions received.

Subsequent Events:

On November 22, 2005 the Company received funds in the amount of $15,000 in subscription for 375,000 shares of common stock at $.04USD pursuant to a private placement. The shares were issued subsequent to December 31, 2005

On January 31, 2006 the Company issued 1,000,000 shares of common stock at $0.10USD for private placement subscription funds in the amount of $100,000

5.      RELATED PARTY TRANSACTIONS

         None

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements.

Plan of Operations

To date, Solanex's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has generated no revenues to date, has no assets and has part-time management.

The Board of Directors is reviewing and implementing the next steps of the Company’s business strategy. Subsequent to September 30th, the Company commenced negotiations to acquire a license to market a portable steam injection system to service small oil fields. The Company’s Terminator technology is to be developed into the steam generation technology by Echo Tech Waste Management Systems, Inc., the company’s joint venture partner in the development of its’ high temperature burner technology.

No revenue was recorded for the nine months period ended September 30, 2005 and no revenue has been generated since inception.

Net loss for the nine months ended September 2005 was $48,007 compared to a net loss of $69,395 for the nine months ended September 30, 2004. The expenditures comprising in the loss represent the Company’s administrative expenses, including maintenance of an office. The Company has kept its office and business expenses at a minimum and has relied mainly on its directors, as opposed to outside consultants or management, over the last nine months as the Company continues to reassess its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception, and has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company issued 2,130,705 shares of common stock during the nine months ended September 30, 2005 in settlement of $85,228 in share subscriptions received.

Stock issued to settle debt is issued at fair market value by the Company.

As of September 30, 2005, the Company has a working capital deficiency of $116,414 (December 31, 2004 working capital deficiency of $68,407). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for fiscal year 2006 are estimated at $75,000. The Company is currently seeking out options for financing from shareholders and other private investors.

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

(b) Changes in internal controls. There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2005, nor did the Company commence any lawsuits during the same period.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Changes in Securities

On September 30, 2005, the Company issued 2,130,705 shares of common stock for settlement of share subscriptions received..

Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K Exhibits

31.1	Section 302 Certifications

32.1	Section 906 Certifications

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex Management Inc.

By:	/s/ Colin Hall
Colin Hall
President and Director

Date:	March 29, 2006