Form 10KSB
period 2005-12-31
SOLANEX MANAGEMENT INC
filed 2006-06-09
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49632

SOLANEX MANAGEMENT INC.
(Name of small business issuer in its charter)

Nevada	98-0361151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 440	(604) 601-2107
1555 E. Flamingo Road	(Issuer's phone number)
Las Vegas, Nevada 89119
(Address of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
100,000,000 shares of common stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes [X] No [  ]

State issuer’s revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

Aggregate market value of non-voting common equity held by non-affiliates as of December 31, 2005: N/A

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Outstanding shares of common stock as of March 31, 2006: 11,033,730
Outstanding shares of preferred stock as of March 31, 2006: Nil

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [  ] No [X]

INDEX to Annual Report on Form 10-KSB
Solanex Management Inc.
For the Year Ended December 31, 2005

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND
Solanex Management Inc. ("Solanex" or the "Company") was incorporated under the laws of the State of Nevada on October 12, 2000 under the name EcoSoil Management Inc. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date, Solanex's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has no employees and no capitalized assets and its management will devote only a portion of their time to the affairs of the Company.

On October 12, 2000 the Company acquired a license to certain technology and intellectual property from a group of investors and the developer of the technology, Colin V. Hall. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for on site soil remediation to industrial, petrochemical and site remediation organizations. The intellectual property acquired included all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and License of Intellectual Property Rights (the Remediator agreement), Mr. Hall was compensated two thousand ($2,000) dollars plus one million five hundred thousand (1,500,000) shares of Solanex common stock and the investors, a group of ten individuals, were compensated an aggregate of two million (2,000,000) shares of Solanex common stock. The license granted a royalty payable to Colin Hall in the amount of seven (7) per cent of gross revenue derived from the sale or use of the soil Remediator. Solanex has not commenced commercial operations, has generated no revenues, has no full-time employees, owns no real estate and has valued the intellectual property rights at $nil on its balance sheet for accounting purposes.

The Remediator agreement contemplated that the license may be revoked if Solanex did not manufacture at least one soil Remediator within 3 years of the licensing date. The Company did not meet the manufacturing requirement and the Agreement and License of Intellectual Property Rights entered into October 12, 2000 by Colin V. Hall and Solanex Management Inc. has subsequently been renewed on a month to month basis.

The original agreement has been supplemented with a joint venture agreement between Solanex Management Inc. and EcoTech Waste Management Inc. (EcoTech) whereby Solanex contracted out services which include but are not limited to product manufacturing, delivery, inventory maintenance, developing a customer base, identifying potential jobs for quotation, website and marketing materials development to EcoTech. Colin Hall is a principal of EcoTech Waste Management Inc. In consideration for the services provided by EcoTech, the Company is required to pay $100,000 to EcoTech over the life of the contract (3 years). At December 31, 2005 the Company has paid $85,500 and has accrued as payable $14,500. Both parties continue to renegotiate their agreement. The Company is also reviewing additional complementary technology and ventures for potential acquisition.

Subsequent to December 31, 2005, the Company continued negotiations to acquire a license to market a portable steam injection system to service small oil fields with the objective redeveloping the Company’s Remediator technology into the steam generation technology by Echo Tech Waste Management Systems, Inc., the company’s joint venture partner in the development of the Remediator high temperature burner technology.

The Board of Directors is reviewing and implementing the next steps of the Company’s business strategy, which may include taking the Company into the resource sector by way of actively seeking mineral resource property opportunities being brought to the attention of the Company in its efforts at marketing the Remediator technology to the resource sector.

Funding Its Business Plan
The expenses of implementing the Company's business plan will exceed the Company's current available funds. The Company will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. To date, the Company has financed $100,000 of product development expenses by extended trade accounts payable and has settled $80,000 of the accounts payable by the issuance of 2,000,000 shares of its common stock. The Company settled additional accounts and loans payable in the amount of $117,269 for the issuance of 2,931,730 shares. The Company has raised a further $54,659 by way of loans to the Company at December 31, 2005. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. Subsequent to December 31, 2005 the Company issued 1,000,000 shares of common stock for proceeds to the Company of $100,000.

The Company’s funding requirement for a prototype will be provided by its joint venture partner, EcoTech Waste Management Inc., as part of the Joint Venture Agreement with EcoTech Waste Management Inc. (www.etwm.ca). Solanex estimates that it will require $75,000 to create a working prototype steam injection system to be sold, rented or leased to a project on a weekly, monthly or annual basis.

Competition
Many of Solanex's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Solanex has as it attempts to enter the marketplace. In addition, existing competitors may be acquired by, receive investments from, or enter into other commercial relationships with, larger well-established and well-financed companies. Competitors have and may continue to adopt aggressive pricing or availability policies and devote substantially more resources to technology and methodology development than Solanex.

Intellectual Property
The Company recognizes the need to file patents, trademarks and trade names on the unique features of the technology. The Company currently holds no such registrations of any intellectual property the Company believes could be applied for and which should be applied for once funding is available.

Government Regulation
There are no specific government regulations known to us, other than standard business practice, law and conduct, which might effect us in following our business plan. The use of the Company's products may be subject to regulation by one or more U.S. federal agencies, including the Federal Trade Commission and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which potential applications of the technology are located.

Numerous U.S. federal and state government agencies have demonstrated significant activity in promoting environmental protection and enforcing other regulatory and disclosure statutes. Additionally, it is possible that new laws and regulations may be enacted with respect to soil remediation. The adoption of such laws or regulations and the applicability of existing laws and regulations may impair the Company’s growth and result in a decline in the Company's prospects.

Employees
Currently, the Company has no employees and relies solely upon its officer and director to provide management and further its affairs. Management will devote only a portion of their time to the affairs of the Company

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains an office in two locations. The Company’s USA address is 1555 East Flamingo Road, #440, in Las Vegas, Nevada, and is the official address for the Company. Additionally, the Company has a working office on the 14th floor, 777 Hornby Street, Vancouver, British Columbia. Mr. Hall, the President of the Company, works out of this office and may be contacted at (604) 681-9383.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any pending legal proceeding or litigation and none of its property is the subject of any pending legal proceeding. Further, the Company is not aware of any legal proceedings contemplated against it or its property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders for approval during the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No change since previous filing

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements
Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of Operation
For the 2005 fiscal year, the company incurred a loss in the amount of $78,151 compared to a loss of $116,609 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan.

The Company is in the process of evaluating its business potential and incurred costs of $14,500 during the year ended December 31, 2005 to that end ($nil during 2004). The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

At the fiscal year ended December 31, 2003, the Company had spent $85,500 ($14,500 for 2005) for an accumulated total of $100,000 towards the research and development of the soil Remediator.

During the period from October 12, 2000 (date of incorporation) through December 31, 2005, the Company received no revenues.

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

Since the Company does not anticipate generating significant revenues over the next year, it intends to depend upon equity financing through private placement offerings of its common stock to fund the implementation of its business plan. Over the longer term, two to five years, the Company expects to fund its operations through a combination of revenues from the operation of its business and through additional equity financing. To date, the Company has generated $nil revenue.

The Company will need additional capital to carry out its business plans. No commitments to provide additional funds have been made by management or other stockholders or investors. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

ITEM 7. FINANCIAL STATEMENTS

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

Report of Independent Registered Public Accounting Firm	8

Balance Sheets as at December 31, 2005 and 2004 (audited)	9

Statements of Operations for the years ended December 31, 2005 and 2004 and for the period from inception October 12, 2000 to December 31, 2005 (audited)	10

Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the period from inception October 12, 2000 to December 31, 2005 (audited)	11

Statement of Stockholder's Deficiency for the period from inception October 12, 2000 to December 31, 2005 (audited)	12

Notes to the Financial Statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Solanex Management Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Solanex Management Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, cash flows, and stockholders’ deficiency for each of the years ended December 31, 2005 and 2004, and for the cumulative period from October 12, 2000 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solanex Management Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005 and 2004, and for the period from October 12, 2000 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ “Morgan & Company”

May 8, 2006	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$15,430	$37,643

LIABILITIES

Current
Accounts payable and accrued liabilities	$92,329	$72,391
Loans payable (Note 5)	54,659	33,659
	146,988	106,050

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 6)
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

Issued and outstanding:
9,658,730 common shares (2004 – 7,528,025)	9,659	7,528

Additional paid-in capital	197,380	114,283

Share Subscriptions Received (Note 7)	15,000	85,228

Deficit Accumulated During The Development Stage	(353,597)	(275,446)
	(131,558)	(68,407)

	$15,430	$37,643

The accompanying notes are an integral part of the financial statements

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD
			FROM
			INCEPTION
			OCTOBER 12
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Administration	13,178	38,658	70,136
Consulting fees	16,919	17,290	34,209
Feasibility study	-	-	9,250
Foreign exchange loss	438	1,949	2,387
Office and rent	16,878	40,446	82,484
Organization expenses	-	-	6,228
Professional fees	16,238	18,266	48,903
Technology cost	14,500	-	100,000
	78,151	116,609	353,597

Net Loss For The Period	$(78,151)	$(116,609)	$(353,597)

Basic And Diluted Loss Per Share	$(0.01)	$(0.02)

Weighted Average Number Of Shares Outstanding	8,065,079	7,522,828

The accompanying notes are an integral part of the financial statements

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(78,151)	$(116,609)	$(353,597)

Adjustments To Reconcile Net Loss To Net Cash Used
By Operating Activities
Expenses not paid with cash	438	1,949	7,387
Change in accounts payable	19,938	56,856	187,598
Cash Used In Operating Activities	(57,775)	(57,804)	(158,612)

Cash Flows From Financing Activities
Share subscriptions	15,000	85,228	15,000
Issuance of common stock	-	-	89,998
Loans payable	21,000	12,000	71,431
Cash Provided By Financing Activities	36,000	97,228	176,429

Foreign Exchange Effect On Cash	(438)	(1,949)	(2,387)

(Decrease) Increase In Cash	(22,213)	37,475	15,430

Cash, Beginning Of Period	37,643	168	-

Cash, End Of Period	$15,430	$37,643	$15,430

Supplemental Disclosure Of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Non-Cash Financing Activities
Stock issued for the acquisition of technology
	$-	$-	$3,500
Stock issued on conversion of promissory note
	-	16,772	16,772
Stock issued for organization of the Company
	-	-	1,500
Stock issued to settle payables	-	-	95,269

The accompanying notes are an integral part of the financial statements

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM OCTOBER 12, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2005
(Stated in U.S. Dollars)

					DEFICIT
	CAPITAL STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
	COMMON		PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, October 12, 2000
(Date of inception)	-	$-	$-	$-	$-	$-

Stock issued for $1,500 of
organization expenses	1,500,000	1,500	-	-	-	1,500
Stock issued for technology	3,500,000	3,500	-	-	-	3,500
Net loss for the period	-	-	-	-	(10,758)	(10,758)

Balance, December 31, 2000	5,000,000	5,000	-	-	(10,758)	(5,758)

Net loss for the year	-	-	-	-	(470)	(470)

Balance, December 31, 2001	5,000,000	5,000	-	-	(11,228)	(6,228)

Net loss for the year	-	-	-	-	(26,972)	(26,972)

Balance, December 31, 2002	5,000,000	5,000	-	-	(38,200)	(33,200)

Stock issued for cash	477,000	477	4,293	-	-	4,770
Stock issued for accounts				-
payable	2,381,725	2,382	92,887		-	95,269
Stock cancelled	(750,000)	(750)	750	-	-	-
Net loss for the year	-	-	-	-	(120,637)	(120,637)

Balance, December 31, 2003
	7,108,725	7,109	97,930	-	(158,837)	(53,798)

Stock issued on conversion
of promissory notes	419,300	419	16,353	-	-	16,772
Share subscriptions	-	-	-	85,228	-	85,228
Net loss for the year	-	-	-	-	(116,609)	(116,609)

Balance, December 31, 2004	7,528,025	7,528	114,283	85,228	(275,446)	(68,407)

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM OCTOBER 12, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2005
(Stated in U.S. Dollars)

					DEFICIT
	CAPITAL STOCK				ACCUMULATED
			ADDITIONAL	SHARE	DURING THE
	COMMON		PAID-IN	SUBSCRIPTIONS	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Balance, December 31, 2004	7,528,025	$7,528	$114,283	$85,228	$(275,446)	$(68,407)

Stock issued on conversion
of share subscriptions	2,130,705	2,131	83,097	(85,228)	-	-
Share subscriptions	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(78,151)	(78,151)

Balance, December 31, 2005	9,658,730	$9,659	$197,380	$15,000	$(353,597)	$(131,558)

The accompanying notes are an integral part of the financial statements

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Stated in U.S. Dollars)  Development Stage Company)

1.           NATURE OF OPERATIONS AND GOING CONCERN

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

b)           Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations, and at December 31, 2005, has a working capital deficiency of $131,558 (2004 - $68,407). The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

c)           Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. The basic and diluted loss per share are the same as any exercise of options or warrants would be anti-dilutive.

d)           Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

monetary items at the rate prevailing at the balance sheet date;
non-monetary items at the historical exchange rate;
revenue and expense at the average rate in effect during the applicable accounting period.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Stated in U.S. Dollars)

2.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)           Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)           Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and loans payable.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

g)           Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company from the year ended December 31, 2004.

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2005, the Company has not granted any stock options.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Stated in U.S. Dollars)

3.           RECENT ACOUNTING PRONOUNCEMENTS

a)           In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company has determined that the adoption of SFAS 123 does not have an impact on its results of operations or financial position.

b)           In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

4.           LICENSE AND TECHNOLOGY RIGHTS

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

On October 1, 2002, the Company entered into a joint venture agreement (the “Agreement”) with EcoTech Waste Management Systems (1991) Inc. (“EcoTech”) to design the systems for Remediator and provide marketing and business concept expertise. Under the terms of the Agreement, EcoTech will evaluate, improve and complete the assets of the Company, and market and/or find customers for the assets of the Company. Furthermore, EcoTech will search for, recommend and advise the Company on the acquisition of further technology, complementary to the current business direction and assets of the Company. In consideration for the services provided by EcoTech, the Company is required to pay $100,000 to EcoTech over the life of the contract (3 years), in cash or shares.

As of December 31, 2005, the Company had paid $85,500 to EcoTech, and the remaining $14,500 is included in accounts payable and accrued liabilities. This agreement is being renegotiated by both parties.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Stated in U.S. Dollars)

5.           LOANS PAYABLE

Of the $54,659 (2004 - $33,659) in loans payable, $24,659 (2004 - $21,659) are convertible into 616,475 (2004 – 541,475) common shares at $0.04 per share at the option of the creditor, and $30,000 (2004 - $12,000) are convertible into common shares at a mutually agreed upon price per share at the option of the creditor. The loans are due on demand and accrue interest at the Royal Bank of Canada prime rate plus 2% per annum.

Subsequent to December 31, 2005, $10,000 of loans payable was converted into 250,000 common shares at $0.04 per share.

6.           CAPITAL STOCK

On September 30, 2005, the Company recorded the issuance of 2,130,705 common shares at $0.04 per share in settlement of share subscriptions received by the Company on October 1, 2004.

Subsequent to the year end, on January 31, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share pursuant to a private placement in the amount of $100,000.

7.           SHARE SUBSCRIPTIONS RECEIVED

On November 22, 2005, the Company received $15,000 in subscriptions for 375,000 shares of common stock at $0.04 per share. Subsequent to December 31, 2005, the common shares were issued.

8.           STOCK OPTIONS

On July 21, 2004, the Company registered its Performance Stock Plan (the “Plan”), under the Securities Act of 1933 (the “Act”), for up to 1,000,000 stock options, which may be granted to employees, directors and consultants. The Company has not granted any stock options since inception and there were no stock options outstanding as of December 31, 2005.

9.           RELATED PARTY TRANSACTIONS

An individual who became a director of the Company on December 7, 2001, received $2,000 cash and 1,500,000 shares, post split, of Company common stock pursuant to the acquisition of technology.

Colin V. Hall, the Company’s President and the developer of the Company’s technology, together with EcoTech Waste Management Inc., a company of which he is a principal, owned 36.2% (2004 – 46.0%) of the issued and outstanding shares of the Company as of December 31, 2005.

As of December 31, 2005, $14,500 (2004 - $Nil) was owing to EcoTech for services performed during the year. This amount is included in accounts payable and accrued liabilities.

The Company currently has no employees and relies upon its officers and directors to further its affairs. The officers and directors provide services to the Company without any compensation.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
(Stated in U.S. Dollars)

10.          INCOME TAXES

A reconciliation of statutory federal income tax rates to the Company’s effective tax rate is as follows:

	2005	2004

Expected tax recovery at 34%	$(26,600)	$(39,600)
Change in valuation allowance	26,600	39,600

Income tax provision	$-	$-

The Company was not taxable in 2005 and 2004.

Deferred tax assets at December 31 were as follows:

	2005	2004

Gross tax deferred asset
Operating loss carryforwards	$120,200	$93,600
Valuation allowance	(120,200)	(93,600)

Net deferred tax asset	$-	$-

The Company has net operating losses carried forward of approximately $354,000 (2004 - $275,000) and has provided a full valuation allowance due to the uncertainty of the utilization of the benefits of these losses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our President and Principal Executive Officer and our Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Exchange Act) as of the end of the small business issuer’s most recent fiscal year. Our Officers have concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by our Company in its periodic reports that are required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized and reported, and that such information is accumulated and communicated to our Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure.

(b) Changes in internal controls.

Subsequent to the date of their evaluation, management initiated procedures to ensure that reports are filed within the appropriate time periods specified by the SEC. Other than these procedures, there were no corrective actions taken by our Company or other changes made to these internal controls. Our Company's management does not believe there were changes in other factors that could affect these controls subsequent to the date of the evaluation.

ITEM 8 B. OTHER INFORMATION

No information to report during the fourth quarter of the year covered by this Form 10-KSB

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

This table sets forth the name, age and position of each director and executive officer of the Company:

NAME	AGE	POSITION
Colin Hall	61	President, Secretary, Treasurer and Director

ITEM 10. EXECUTIVE COMPENSATION

No officer or director of the Company has received any remuneration from the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2005 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Number of	Percentage of
Name	Shares Held	Shares Owned

Colin Hall	1,500,000	15.5%
4567 Prospect Road
North Vancouver, B.C., V7N 3M1, CANADA

EcoTech Waste Management	2,000,000	20.7%
7588 Winston Street
Burnaby, BC V5Z 4C2, CANADA

Piers VanZiffle	750,000	7.8%

1125 W 49TH AVE
Vancouver, BC CANADA

ALL EXECUTIVE OFFICERS AND	1,500,000	15.5%
DIRECTORS AS A GROUP (1 person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No change since previous filing.

PART IV

ITEM 13. EXHIBITS

Exhibits: None

Reports on Form 8-K: None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Table of Audit Fees (amounts in Cdn$) billed by Morgan & Company in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2005	$7,000	0	0	0
2004	$8,250	0	0	0
2003	$3,317	0	0	0
2002	$2,205	0	0	0

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLANEX MANAGEMENT INC.

Date: June 6, 2006	By:	/s/ Colin Hall
Colin Hall: President

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Colin Hall	Date: June 6, 2006
Colin Hall, Director