Form 10QSB
period 2006-03-31
SOLANEX MANAGEMENT INC
filed 2006-07-26
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of June 30, 2006 the Issuer had 11,033,730 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

The interim Financial Statements of the Company, prepared without audit and required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2005.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

Solanex Management Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current
Cash	$40,709	$15,430

LIABILITIES

Current
Accounts payable and accrued liabilities	$95,175	$92,329
Loans payable	32,000	54,659
	127,175	146,988

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

Issued and outstanding:
11,033,730 common shares	11,034	9,659
(December 31, 2005 – 9,658,730)

Additional paid-in capital	311,005	197,380

Share Subscriptions	-	15,000

Deficit Accumulated During The Development Stage	(408,505)	(353,597)
	(86,466)	(131,558)
	$40,709	$15,430

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Revenue	$0	$0	$0

Expenses
Administration	10,425	5,250	80,561
Consulting fees	24,791	5,669	59,000
Feasibility study	0	0	9,250
Foreign exchange	(369)	796	2,018
Office and rent	18,766	7,423	101,250
Organization expenses	0	0	6,228
Professional fees (recovery)	1,295	(3,074)	50,198
Technology cost	0	5,250	100,000
	54,908	16,064	408,505

Net Loss For The Period	$(54,908)	$(16,064)	$(408,505)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding	10,450,850	7,528,025

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(54,908)	$(16,064)	$(408,505)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Expenses not paid with cash	0	796	7,387
Change in accounts payable	2,846	(28,225)	95,175
	(52,062)	(43,493)	(305,943)

Cash Flows From Financing Activities
Issuance of common stock	100,000	0	317,039
Loans payable	(22,659)	9,780	32,000
	77,341	9,780	349,039

Foreign Exchange Effect On Cash	0	(796)	(2,387)

Increase (Decrease) In Cash	25,279	(34,509)	40,709

Cash, Beginning Of Period	15,430	37,643	0

Cash, End Of Period	$40,709	$3,134	$40,709

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$0	$0	$0
Income taxes paid	0	0	0

Non-Cash Financing Activities
Stock issued for the acquisition of technology	$0	$0	$3,500
Stock issued on conversion of promissory note	0	0	16,772
Stock issued for organization of the Company	0	0	1,500
Stock issued to settle payables	0	0	95,269

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2006

1.      ORGANIZATION AND BASIS OF PRESENTATION

Solanex Management Inc. herein (the "Company") was incorporated in the State of Nevada on October 12, 2000 under the name Eco Soil Management Inc. and is in its early developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date the Company's only activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan.

On October 12, 2000 Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights Mr. Hall was compensated two thousand ($2,000) dollars and one million five hundred thousand (1,500,000) shares of Solanex common stock, and the other 10 owners were compensated an aggregate of two million (2,000,000) shares of Solanex Common Stock. The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the Licensing date. This Agreement and License of Intellectual Property Rights made as of October 12, 2000 by Mr. Hall and the company has been renewed on a month to month basis. The original agreement has been supplemented with a joint venture agreement between Solanex Management Inc. and Eco Tech Waste Management Inc. Mr. Hall is a principal of Eco Tech Waste Management Inc.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-KSB for the year ended December 31, 2005.

In the opinion of the Company’s management, these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2006 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies and has an accumulated deficit of $408,505 to March 31, 2006.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that might be necessary should the company be unable to continue as a going concern.

4.      COMMON STOCK

On October 12, 2000 The Company issued 1,500,000 shares of common stock for $1,500 of organization expenses and issued 3,500,000 shares of common stock for technology. Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology and a director and president of the Company, and a group of investors

On May 15, 2002 the company issued 477,000 shares of common stock for cash.

On June 4, 2002 the company issued 2,381,725 shares of common stock for accounts payable.

On December 1, 2002, the company cancelled 750,000 shares of common stock previously issued to a Director.

On August 1, 2004 the company issued 419,300 shares of common stock for conversion of promissory notes.

On February 9, 2006 the Company issued 375,000 shares of common stock for the conversion of $15,000 share subscriptions received and issued 1,000,000 shares of common stock for $100,000.

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

The Company continues negotiations to acquire a license to market a portable steam injection system to service small oil fields with the objective of redeveloping the Company’s Remediator technology into the steam generation technology by Eco Tech Waste Management Systems, Inc., the company’s joint venture partner in the development of the Remediator high temperature burner technology. The Company’s president, Colin Hall, is also a principal of Eco Tech Waste Management Systems, Inc.

The Board of Directors is reviewing and implementing the next steps of the Company’s business strategy, which may include taking the Company into the resource sector by way of actively seeking mineral resource property opportunities being brought to the attention of the Company in its efforts at marketing the Remediator technology to the resource sector and is carefully reviewing and planning the business strategies of the Company in light of:

  The past corporate activities and accomplishments;
  Financing available;
  Opportunities presenting themselves at this time; and
  The Company’s current technologies and capabilities

No revenue was recorded for the three months period ended March 31, 2006 and no revenue has been generated since inception.

Net loss for the three months period ended March 31, 2006 was $54,908 compared to a loss of $16,064 for the three months ended March 31, 2005. The expenditures reflected in the loss represent the Company’s administrative expenses, including maintenance of an office. The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company reassesses its business plan and direction. The increase in expenses for the three months ended March 31, 2006 reflects an increase in outside consulting fees paid in assessing the Company’s available opportunities.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company issued 1,375,000 shares of common stock during the three months ended March 31, 2006 for $115,000 (nil shares issued during the comparative period of 2005).

As of March 31, 2006 the Company has a working capital deficiency of $86,466 (at December 31, 2005 there was a working capital deficiency of $131,558). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to raise equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for fiscal year 2006 are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

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

(b)      Changes in internal controls. There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the Company’s knowledge there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended March 31, 2006 nor did the Company commence any lawsuits during the same period.

Item 2. Changes in Securities and Use of Proceeds

During the three months ended March 31, 2006 the Company issued the following securities: February 9, 2006 issued 375,000 shares for settlement of a promissory note payable of $15,000; and February 9, 2006 issued 1,000,000 shares for $100,000.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter.

 Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K Exhibits

None.

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex Management Inc.

By:	/s/ Colin Hall
Colin Hall, President
President and Director

Date:	July 7, 2006