Form 10QSB
period 2006-06-30
SOLANEX MANAGEMENT INC
filed 2006-08-14
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

[               ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly transition period ended,

0-49632
Commission file number:

SOLANEX MANAGEMENT INC.
(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 100 - 1500 E. Tropicana Avenue
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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of July 15, 2006, the Issuer had 11,283,730 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [               ] No [ X ]

PART I - FINANCIAL INFORMATION

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

ITEM 1. Interim Financial Statements

Solanex Management Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

	June 30	December 31
	2006	2005
	(Unaudited)

ASSETS
Current
Cash	$4,124	$15,430

LIABILITIES

Current
Accounts payable and accrued liabilities	$119,250	$92,329
Loans payable	20,000	54,659
	139,250	146,988

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

Issued and outstanding:
11,283,730 common shares (2005 – 9,658,730)	11,284	9,659

Additional paid-in capital	320,755	197,380

Share Subscriptions	0	15,000

Deficit accumulated during the development stage	(467,165)	(353,597)
	(135,126)	(131,558)
	$4,124	$15,430

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 12,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30,
	2006	2005	2006	2005	2006

Revenue	$0	$0	$0	$0	$0

Expenses
Administration	18,127	3,402	28,552	8,652	98,688
Consulting fees	12,200	3,750	36,991	9,419	71,200
Feasibility study	0	0	0	0	9,250
Foreign exchange loss (gain)	178	(291)	(191)	505	2,196
Office and rent	3,902	3,060	22,668	10,483	105,152
Organization expenses	0	0	0	0	6,228
Professional fees (recovery)	24,253	217	25,548	(2,857)	74,451
Technology cost	0	0	0	0	100,000
	58,660	10,138	113,568	26,202	467,165

Net Loss For The Period	$(58,660)	$(10,138)	$(113,568)	$(26,202)	$(467,165)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number
Of Shares Outstanding	11,091,422	7,528,025	10,538,564	7,528,025

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS ENDED		SIX MONTHS ENDED		OCTOBER 12,
	JUNE 30		JUNE 30		2000 TO JUNE
	2006	2005	2006	2005	30, 2006

Cash Flows From Operating Activities
Net loss for the period	$(58,660)	$(10,138)	$(113,568)	$(26,202)	$(467,165)

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Expenses not paid with cash	178	(291)	(191)	505	7,565
Change in accounts payable	24,075	(3,156)	26,921	(31,381)	119,250
	(34,407)	(13,585)	(86,838)	(57,078)	(340,350)

Cash Flows From Financing Activities
Issuance of common stock	0	0	100,000	0	317,039
Loans payable	(2,000)	11,220	(24,659)	21,000	30,000
	(2,000)	11,220	75,341	21,000	347,039

Foreign Exchange Effect On Cash	(178)	291	191	(505)	(2,565)

Increase (Decrease) In Cash	(36,585)	(2,074)	(11,306)	(36,583)	4,124

Cash, Beginning Of Period	40,709	3,134	15,430	37,643	0

Cash, End Of Period	$4,124	$1,060	$4,124	$1,060	$4,124

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$0	$0	$0	$0	$0
Income taxes paid	0	0	0	0	0

Non-Cash Financing Activities
Stock issued for the acquisition of technology	$0	$0	$0	$0	$3,500
Stock issued on conversion of promissory note	10,000	0	10,000	0	26,772
Stock issued for organization of the Company	0	0	0	0	1,500
Stock issued to settle payables	0	0	0	0	95,269

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2006

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

On October 12, 2000 Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of ten investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights Mr. Hall was compensated two thousand ($2,000) dollars and one million five hundred thousand (1,500,000) shares of Solanex common stock, and the group of ten investors were compensated an aggregate of two million (2,000,000) shares of Solanex common stock. The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the Licensing date. This Agreement and License of Intellectual Property Rights made as of October 12, 2000 by Mr. Hall and the company has been renewed on a month to month basis and has been supplemented with a joint venture agreement, the terms of which continue to be negotiated, between Solanex Management Inc. and Eco Tech Waste Management Systems, Inc. Mr. Hall is a principal of Eco Tech Waste Management Systems, Inc.

2. DEVELOPMENT STAGE COMPANY

In a development stage company, management devotes most of its activities to preparing the business for operations. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to obtain additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to obtain any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Company’s ability to continue as a going concern.

3. BASIS OF ACCOUNTING PRESENTATION

These unaudited interim financial statements have been prepared by management on a going concern basis in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-KSB for the year ended December 31, 2005.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2006 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of ($467,165) to June 30, 2006.

These factors raise substantial doubt about the Company’s ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

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

On December 1, 2002 the company cancelled 750,000 shares of common stock previously issued to a Director.

On August 1, 2004 the company issued 419,300 shares of common stock for conversion of promissory notes.

On September 30, 2005 the Company issued 2,130,705 shares of common stock for conversion of promissory notes.

On February 9, 2006 the Company issued 375,000 shares of common stock for the conversion of a $15,000 promissory note payable and issued 1,000,000 shares of common stock for $100,000.

On June 9, 2006 the company issued 250,000 shares of common stock for the conversion of a $10,000 promissory note payable.

5. SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2006 the company entered into negotiations to acquire an option interest in a sand and gravel deposit for payment of up to $75,000 over four years and the issuance of up to 2,000,000 shares of common stock.

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

The Company continues negotiations to acquire a license to market a portable steam injection system to service small oil fields with the objective of redeveloping the Company’s Remediator technology into the steam generation technology of Eco Tech Waste Management Systems, Inc., the Company’s joint venture partner in the development of the Remediator high temperature burner technology. The Company’s president, Colin Hall, is also a principal of Eco Tech Waste Management Systems, Inc.

Subsequent to the quarter ended June 30, 2006 the Company entered into negotiations to acquire an option interest in a sand and gravel deposit for payment of up to $75,000 over four years and the issuance of up to 2,000,000 shares of common stock. The sand is particularly fine and may be used to refrac oil wells.

The Board of Directors is reviewing and implementing the next steps of the Company’s business strategy, which may include taking the Company into the resource sector by way of actively seeking mineral resource property opportunities being brought to the attention of the Company in its efforts at marketing the Remediator technology to the resource sector to refrac oil wells and is carefully reviewing and planning the business strategies of the Company in light of:

  The past corporate activities and accomplishments;
  Financing available;
  Opportunities presenting themselves at this time; and
  The Company’s current technologies and capabilities

No revenue was recorded for the six months period ended June 30, 2006 and no revenue has been generated since inception.

Net loss for the six months period ended June 2006 was $113,568 compared to a loss of $26,202 for the six months ended June 30, 2005. The expenditures reflected in the loss represent the Company’s administrative expenses, including maintenance of an office. The Company has kept its office and business operations at a minimum and has relied mainly on its directors, as opposed to outside consultants or management, over the last six months as the Company reassesses its business plan and direction. During the three months ended June 30,2006 the Company increased expenditures on professional fees and outside consultants in its review of its remediator business and other opportunities available to it in the resource sector.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as by loans from directors and other shareholders. The Company converted $10,000 of debt to 250,000 shares of common stock during the three months ended June 30, 2006 and did not issue any shares during the three months ended June 30, 2005.

As of June 30, 2006, the Company has a working capital deficiency of $135,126 (at December 31, 2005 $131,558). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for fiscal year 2006 are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

Stock issued to settle debt is issued at fair market values as estimated by the Company.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2006 nor did the Company commence any lawsuits during the same period.

ITEM 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2006 the Company issued the following securities:
February 9, 2006 issued 375,000 shares for settlement of a $15,000 promissory note payable;
February 9, 2006 issued 1,000,000 shares for $100,000; and
June 9, 2006 issued 250,000 shares for the settlement of a $10,000 promissory note payable.

Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter.

ITEM 5. Subsequent Events

None.

Item 6.      Exhibits and Reports on Form 8-K Exhibits

31.1	Section 302 Certification

31.2	Section 302 Certification

32.1	Section 906 Certification

32.2	Section 906 Certification

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex Management Inc.

By:	/s/ Colin Hall
Colin Hall
President and Director

Date:	August 11, 2006