Form 10QSB
period 2006-09-30
SOLANEX MANAGEMENT INC
filed 2006-11-14
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission file number 000-49632

Solanex Management Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0361151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1555 East Flamingo Road, Suite 440, Las Vegas, Nevada 89119
(Address of principal executive offices)

(604) 601-2107
(Issuer’s telephone number)
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,033,730 common shares as of October 25, 2006.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of September 30, 2006 and December 31, 2005; and
F-2	Statements of Operations for the three months and nine months ended September 30, 2006 and 2005 and for the cumulative period from inception October 12, 2000 to September 30, 2006; and
F-3	Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, and for the cumulative period from inception October 12, 2000 to September 30, 2006; and
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2006.

Solanex Management Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

	September 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Current
Cash	$59,263	$15,430

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,022	$829
Due to Cogen Systems Inc. (note 4)	102,500	77,000
Due to EcoTech Waste Management Systems (1991) Inc. (note 5)	14,500	14,500
Loans payable (note 6)	43,500	54,659
	164,522	146,988

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

Issued and outstanding:
11,283,730 common shares (December 2005 - 9,658,730)	11,284	9,659

Additional paid-in capital	320,755	197,380

Share Subscriptions	75,000	15,000

Deficit accumulated during the development stage	(512,298)	(353,597)
	(105,259)	(131,558)
	$59,263	$15,430

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30		CUMULATIVE PERIOD FROM INCEPTION OCTOBER 12 2000 TO SEPTEMBER 30
	2006	2005	2006	2005	2006

Revenue	$0	$0	$0	$0	$-0

Expenses
Administration	938	2,276	29,490	10,928	99,626
Consulting fees	25,488	3,750	62,479	13,169	96,688
Feasibility study	0	0	0	0	9,250
Foreign exchange loss (gain)	430	(70)	239	435	2,626
Office and rent	11,692	3,353	34,360	13,836	116,844
Organization expenses	0	0	0	0	6,228
Professional fees	6,585	12,496	32,133	9,639	81,036
Technology cost	0	0	0	0	100,000
	45,133	21,805	158,701	48,007	512,298

Net Loss For The Period	$(45,133)	$(21,805)	$(158,701)	$(48,007)	$(512,298)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	11,033,730	7,529,484	10,935,745	7,533,862

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30		CUMULATIVE PERIOD FROM INCEPTION OCTOBER 12, 2000 TO SEPTEMBER 30
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(158,701)	$(48,007)	$(512,298)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Expenses not paid with cash	239	435	7,995
Change in accounts payable	28,693	(9,583)	121,022
	(129,769)	(57,155)	(383,281)

Cash Flows From Financing Activities
Issuance of common stock, net of share subscriptions	125,000	0	326,670
Shares subscribed	60,000	0	75,000
Loans payable	(11,159)	21,000	43,500
	173,841	21,000	445,170

Foreign Exchange Effect On Cash	(239)	(435)	(2,626)

Increase (Decrease) In Cash	43,833	(36,590)	59,263

Cash, Beginning Of Period	15,430	37,643	0

Cash, End Of Period	$59,263	$1,053	$59,263

Supplemental Disclosure Of Cash Flow Information
Interest paid	$0	$0	$0
Income taxes paid	0	0	0

Non-Cash Financing Activities
Stock issued for the acquisition of technology	$0	$0	$3,500
Stock issued on settlement of promissory notes	10,000	16,772	26,772
Stock issued for organization of the Company	0	0	1,500
Stock issued to settle payables	0	0	95,269

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2006

1. ORGANIZATION AND BASIS OF PRESENTATION
Solanex Management Inc., herein (the "Company"), was incorporated in the State of Nevada on October 12, 2000 under the name Eco Soil Management Inc. and is in its developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date the Company's activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan.

On October 12, 2000 Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights Mr. Hall was compensated two thousand ($2,000) dollars and one million five hundred thousand (1,500,000) shares of Solanex common stock, and the group of investors were compensated an aggregate of two million (2,000,000) shares of Solanex common stock. The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the Licensing date. This Agreement and License of Intellectual Property Rights has been renewed on a month to month basis and has been supplemented with a joint venture agreement, the terms of which continue to be negotiated, between Solanex Management Inc. and Eco Tech Waste Management Systems, Inc. Mr. Hall is a director of the Company and a principal of Eco Tech Waste Management Systems, Inc.

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

3. BASIS OF ACCOUNTING PRESENTATION
These unaudited interim financial statements have been prepared by management on a going concern basis in accordance with accounting principles generally accepted in the United States of America for interim financial information, are condensed and do not include all disclosures required for annual financial statements. This disclosure presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-KSB for the year ended December 31, 2005.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2006 and the results of its operations for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.
The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of ($512,298) to September 30, 2006.

These factors raise substantial doubt about the Company’s ability to continue as a going concern and the Company is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

4. DUE TO COGEN SYSTEMS INC. (‘COGEN’)
Amounts due to Cogen are unsecured and without fixed terms of repayment. The Company is negotiating at arms length with Cogen to settle this debt with shares of common stock.

5. DUE TO ECOTECH WASTE MANAGEMENT SYSTEMS (1991) INC. (‘ECOTECH’)
Amounts due to EcoTech are unsecured and without fixed terms of repayment. The president of the Company is a principal of EcoTech.

6. LOANS PAYABLE
The loans payable are unsecured, non interest bearing and without fixed terms of repayment.

7. COMMON STOCK
Stock issued to settle debt is issued at fair market values as estimated by the Company.

On October 12, 2000 the Company issued 1,500,000 shares of common stock for $1,500 of organization expenses and issued 3,500,000 shares of common stock for technology. Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology and a director and president of the Company, and a group of investors.

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

On February 9, 2006 the Company issued 375,000 shares of common stock for the conversion of a $15,000 share subscription received and issued 1,000,000 shares of common stock for $100,000.

On June 9, 2006 the Company issued 250,000 shares of common stock for the conversion of a $10,000 promissory note payable.

8. SUBSEQUENT EVENTS
Subsequent to September 30, 2006 the Company issued 750,000 shares of common stock for $75,000 received prior to September 30, 2006.

Item 2.     PLAN OF OPERATION

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview of Our Business

We were incorporated as EcoSoil Management Inc. under the laws of the State of Nevada on October 12, 2000. We changed our name to Solanex Management Inc. (“Solanex” or “the Company”) on December 6, 2001. To date, our activities have been organizational in nature, directed at acquiring our principal assets, raising capital, and implementing measures under our business plan in hopes of achieving revenues.

On October 12, 2000, we entered into an Agreement and License of Intellectual Property Rights (the “Remediator Agreement”) with a group of investors and the developer of the technology, Mr. Colin V. Hall. The license granted us a non-exclusive right to manufacture, market, and sell a “Thermal Destructor,” better explained below, for on-site soil remediation to industrial, petrochemical, and site remediation organizations.

Since our organization and initial acquisition, however, we have struggled to raise money to develop our acquired technology and finance our business plan. In adapting to a lack of financing, we have engaged in a number of remedial measures to stay in business. For instance, we shifted focus from manufacturing our thermal destructor at a cost of around $750,000 to less expensive pursuits under our business plan including financing marketing efforts in order to stimulate demand for our product. In an effort to reduce cash expenditures, our management has served without compensation and we have successfully negotiated stock payments in lieu of cash in many instances with several of our trade creditors and loans provided by our shareholders. Although these efforts have assisted our company as a going concern, we have not been able to create investor interest in our original concept to sustain long-term business operations.

In the wake of cash demands, our original Remediator Agreement for the technology and intellectual property provided that the license may be revoked if we do not manufacture at least one Soil Remediator within three (3) years of the licensing date. We did not meet the manufacturing requirement; however, the Remediator Agreement was subsequently renewed on a month to month basis. Recently, on September 29, 2006, aware that the continuity of a relationship between the companies was critical to achieving success over the technology, EchoTech agreed to assign to us the full rights to the Thermal Destructor and an offshoot technology known as the Steam Injection System in exchange for $2,000. A copy of the full text of the Technology Assignment Agreement is attached as an Exhibit to this report.

As a consequence of our inability to finance our business plan, we have been looking for companies with better access to financing to partner with and better expose our technology. EcoTech Waste Management Systems (1991) Inc. (“EchoTech”) has been a stable partner in our quest to develop our technologies. Mr. Colin V. Hall, our sole officer and director, is a principal of EcoTech. We have also been analyzing and searching for synergistic business opportunities that will allow us to utilize our existing technology in other business applications. Our Steam Injection technology, described below, is an example of these efforts. We have also searched out other business opportunities as well and used our contacts within the industry to diversify our business plan to attract financing.

Development of Our Thermal Destructor Technology

Our Arrangement with EcoTech

A Thermal Destructor is a self contained, mobile, soil residue combustion system for visiting each contaminated site and sterilizing soil. The Thermal Destructor consists of a high efficiency, waste or gas-fired combustion chamber and a new generation exhaust gas low-pressure drop, liquid scrubber, to trap pollutants in air emissions.

The original Remediator Agreement by which we acquired the Thermal Destructor technology has been supplemented with a joint venture agreement between our company and EchoTech. Under the agreement, entered into on October 1, 2002, we agreed to shed certain business and administrative responsibilities including product manufacturing, inventory maintenance, and website development, thereby enabling our company to concentrate more fully on marketing and sales efforts. Most integral under the agreement, we contracted the responsibility of manufacturing the Thermal Destructor to EchoTech. In consideration for the services provided by EcoTech, we are required to pay $100,000 to EcoTech in cash or shares of stock over the life of the agreement which is three (3) years. As of December 31, 2005, we have paid $85,500 and accrued $14,500 in accounts payable towards fulfilling our obligations under the agreement. We intend to pay the remaining amounts under the agreement when we are financially capable of doing so. However, because we have not paid the entire $100,000, we are currently in default of the agreement. Although it is not required to do so, we believe that EchoTech will forebear pursuing this debt against us until we are able to make payments on mutually agreeable terms.

On May 23, 2006, we negotiated with EchoTech and extended the terms of our original joint venture agreement. Under the Strategic Alliance Agreement, we defined the marketing responsibilities and agreed that the parties will meet and explore a schedule for marketing to prospective customers. For the initial customer, we agreed to pay $40,000 of the costs associated with these marketing efforts and EcoTech agreed to bear the balance of such costs. For each subsequent customer, we agreed to bear $50,000 worth of costs or whatever adjusted price is agreed upon between the parties on a later date. EcoTech remains responsible to build each Thermal Destructor unit for a cost not to exceed $2,000,000 USD per unit. We agreed with EcoTech to work together to determine revenue sharing arrangements in connection with any sales.

Our Plan for the Thermal Destructor

Our plans for the next 12 months related to our Thermal Destructor are currently secondary to pursuing marketing efforts with our Steam Injection System, described more fully below. Our Steam Injector System is designed to provide oil patch cleanup using technology borrowed from the Thermal Destructor. While we plan to focus our resources in marketing the Steam Injection System for its intended purpose, we also plan to cross-market our Thermal Destructor for potential clients in the same industry that are in need of soil contamination cleanup on their old fields.

Introduction of Our Steam Injection System Technology

Our Arrangement with EchoTech

The steam generation technology is a natural off shoot from the original high temperature Thermal Destructor intended for use in soil remediation and is being developed for use in oil field situations. The device is designed for use in oil field situations where high-pressure steam is injected into the oil formation to soften the material in which the oil is trapped and help dilute and separate the oil from the earth. The steam injected under pressure also creates channels and cracks through which the oil can flow to the well.

Under the October 1, 2002 joint venture agreement, EchoTech agreed to search out and advise us on the development of technologies that may compliment our business direction with the Thermal Destructor. In fulfillment of that contractual obligation, on October 12, 2006, Eco Tech signed an Addendum to the May 23, 2006 Strategic Alliance Agreement. In consideration for $2,000 to be paid to EcoTech, the parties agreed to expand their business relationship to include a portable high temperature steam generation technology (the “Steam Injection System”) and jointly develop and market portable high temperature burner gasifier systems for use across

North America. Our marketing costs and revenue sharing provisions under the Strategic Alliance Agreement apply with equal force to the Steam Injection System technology.

We estimate that it will require $2,000,000 to create a working prototype Steam Injection System to be sold, rented or leased to a project on a weekly, monthly or annual basis. We intend to obtain the required financing for the manufacture of each system from the intended customer.

Our Plan for the Steam Injection System

We have identified a market for a quick-deployment, mobile or short term steam generation system for clients who are in the bitumen/heavy oil exploitation business. Bitumen cannot be produced from a well unless it is heated or diluted. Most of today's major commercial in-situ projects use steam to heat and dilute the bitumen. There are two principal methods used under different reservoir conditions. High-pressure steam is injected into the oil sands formation for several weeks. The heat softens the bitumen, while the water vapor helps to dilute and separate the bitumen from the sand grains. The pressure also creates channels and cracks through which the bitumen can flow to the well. When a portion of the reservoir is thoroughly saturated, the steam is turned off and the reservoir "soaks" for several weeks. This is followed by the production phase, when the bitumen flows, or is pumped, up the same wells to the surface. When production rates decline, another cycle of steam injection begins. This process is sometimes called "huff and puff" recovery and only involves vertical wells. A variation, developed by Shell Canada for the Peace River oil sands, is known as the "soak radial" technique involving a vertical well with four horizontal arms that extend spoke-like into the reservoir. Steam is injected for two months, followed by six to eighteen months of reverse action during which oil is pumped to the surface through the same horizontal arms. Pairs of parallel horizontal wells, one for steam injection and one for production, make it possible to recover bitumen continuously from an oil sands formation.

Current steam generation systems are usually major structures that produce large volumes of steam that is fed to a manifold from which steam pipes lead to an array of wellheads. The steam is forced into the wells where it heats up the porous strata containing the bitumen or heavy oil resource, softening the oil (thermally reducing the viscosity), so it can be released to flow like less dense crude oil. These systems have the limitations of being stationary structures, necessarily over-sized and accordingly expensive. They have a finite range, due to the limitations in pumping steam over long distances to outlying wells, with the attendant dangers of large overland pressure pipes subject to damage and potential rupture with the heavy machinery movements in oil field operations. Also, distance results in an unwelcome steam temperature drop in the cold ambient of a Northern Alberta winter.

Our Steam Injection System offers several advantages to the current steam generation systems:

-	Portability,
-	Cost to manufacture,
-	Efficiency of burner, and
-	Flexibility of fuel required to create steam.

We are currently working with engineering firms that are connected with steam stimulation or steam-assisted gravity drainage projects in Alberta, Canada. We hope to secure an agreement in the next 12 months with one or more of these firms on a drainage project in Alberta. We anticipate that an engineering firm will help us provide consulting on engineering and product application needs, audit the finished system’s performance, and with proven performance, thereafter recommend the system to the firm’s clients, with an option to invest in, or take over the program.

Expansion of Business into Resource Sector

In opportunistic fashion, we have considered implementing steps which may include taking our company into a new channel of business by way of actively seeking mineral resource property opportunities by using our contacts in the resources sector. We recently turned down an opportunity to acquire an option interest in a sand and gravel deposit for payment of up to $75,000 over four years and the issuance of up to 2,000,000 shares of common stock. Management believed that acquiring the option at this stage was premature in our development and would divert needed capital away from our core business pursuits. However, we intend to continue our search in the resource sector and seize the right opportunity when our capital resources permit and when the timing is right.

Results of Operations for the three and nine months ended September 30, 2006 and 2005

No revenue was recorded for the three and nine months period ended September 30, 2006 and no revenue has been generated since inception. We do not anticipate any revenues until we are successful in producing and marketing our technologies.

Our net loss for the three months ended September 2006 was $45,133 compared to a net loss of $21,805 for the three months ended September 30, 2005. The expenditures comprising the loss for the three months ended September 30, 2006 consisted primarily of consulting and professional fees in the amount of $32,073 and office/rent in the amount of $11,692 as compared to $2,276 in administrative fees, $16,246 in consulting and professional fees, and $3,353 for office and rent expense during the same period in 2005.

Our net loss for the nine months ended September 2006 was $158,701 compared to a net loss of $48,007 for the nine months ended September 30, 2005. The expenditures comprising the loss for the nine months ended September 30, 2006 consisted primarily of administrative expenses in the amount of $29,490, consulting and professional fees in the amount of $94,612 and office/rent in the amount of $34,360 as compared to $10,928 in administrative fees, $22,808 in consulting and professional fees, and $13,836 for office and rent expense during the same period in 2005.

The expenditures reflected in the loss represent our administrative expenses, including maintenance of an office. We have kept our office and business operations at a minimum and have relied mainly on our directors, as opposed to outside consultants or management, to advance our business plan over the last nine months as we reassess our plan and direction.

During the three months ended September 30, 2006, we increased expenditures on professional fees and outside consultants in our review of our company’s high temperature burner technology and other opportunities available to it in the resource sector.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $59,263 consisting entirely of cash and total assets in the amount of $59,263. Our total current liabilities as of September 30, 2006 were $164,522. As a result, on September 30, 2006, we had a working capital deficit of $105,259 as compared to a working capital deficit of $131,558 for the same period in the prior year.

The working capital deficit includes $88,000 payable to Cogen Systems Inc. (‘Cogen’). Cogen is owed this money for monthly management fees, services, rent and office and administration charges. Cogen has informally agreed to defer collection of this Company debt and is negotiating settlement of the debt for shares of our common stock. Cogen is operating at arms length with us. The working capital deficit also includes $14,500 owing to EcoTech. Our President, Colin Hall, is a principal of EcoTech and has agreed to the deferment of payment of this debt.

We have not earned any revenue since inception. We relied primarily on equity capital and loan proceeds fund our business activities. We need to raise additional funds through the sale of stock or borrowing just to maintain our corporate existence. Subsequent to September 30, 2006, we issued 750,000 shares of common stock for $75,000 received prior to September 30, 2006. Our cash requirements to operate for fiscal year 2006 are estimated at $150,000. As such, we will need additional funds to carry us through the end of the year and beyond. We are currently seeking out options for financing from shareholders or private placements but may not be successful in our further efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have minimal capital resources presently available to meet obligations normally expected by similar companies and have an accumulated deficit of $512,298 to September 30, 2006.
These factors raise substantial doubt about our ability to continue as a going concern and we are dependent on our ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. The financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Colin Hall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

▪	on February 9, 2006, we issued 375,000 shares for settlement of a $15,000 promissory note payable;
▪	on February 9, 2006, issued 1,000,000 shares for $100,000; and
▪	on June 9, 2006 issued 250,000 shares for the settlement of a $10,000 promissory note payable.
▪	Subsequent to September 30, 2006, we issued 750,000 shares of common stock for $75,000 received prior to September 30, 2006.

These securities were issued pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Technology Assignment Agreement, dated September 29, 2006
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex Management Inc.

Date:	November 13, 2006

By: /s/ Colin Hall
Colin Hall
Title: Chief Executive Officer and Director