Form 10KSB
period 2006-12-31
SOLANEX MANAGEMENT INC
filed 2007-04-02
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 12,033,730 common shares as of February 15, 2007

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Background

Solanex Management Inc. was incorporated under the laws of the State of Nevada on October 12, 2000 under the name Eco Soil Management Inc. We changed our name to Solanex Management Inc. on December 6, 2001. To date, our activities have been organizational in nature, directed at acquiring our principal assets, raising capital, and implementing measures under our business plan designed to position us to generate revenues.

Our business is divided into three areas: the development, manufacture, and sale of Thermal Destructors; the development, manufacture, and sale of portable Steam Injection System; and investing in mineral resource properties.

Thermal Destructors

A Thermal Destructor is a self contained, mobile, soil residue combustion system to be used for cleaning contaminated sites by sterilizing soil. The Thermal Destructor consists of a high efficiency, waste or gas-fired combustion chamber and a new generation, exhaust gas, low-pressure drop liquid scrubber effective in trapping pollutants in air emissions. A common use of the Thermal Destructor is what oilfield engineers refer to as “post-op dirt burning,” the practice of cleaning up hydrocarbon spills at the end of the life of a production well by passing the soil and substrate through a rotary kiln, such as in our device, whereby the hydrocarbons are burned, delivering sterile and cleaned soil and clay residues. We are also able to offer customers desalination, microbial, and veremicultural services for site clean up projects by contracting for such services with EcoTech Waste Management Systems, Inc. (“EcoTech”), a company which will be discussed further in this report.

On October 12, 2000, we acquired a license to certain technology and intellectual property from a group of investors and the developer of the technology, Colin V. Hall, our President and sole member of our board of directors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for on-site soil remediation to industrial, petrochemical and site remediation organizations. The intellectual property acquired included all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and License of Intellectual Property Rights (the ‘Destructor Agreement’), Mr. Hall was compensated two thousand ($2,000) dollars plus one million five hundred thousand (1,500,000) shares of our common stock and the investors, a group of ten individuals, were compensated an aggregate of two million (2,000,000) shares of our common stock. The license granted a royalty payable to Mr. Hall in the amount of seven (7%) percent of gross revenue derived from the sale or use of the soil Thermal Destructor. We have not commenced commercial operations, have generated no revenues, have no full-time employees, own no real estate and have valued the intellectual property rights at $nil on our balance sheet for accounting purposes.

Since our organization and initial acquisition, we have struggled to raise money to develop our acquired technology and finance our business plan. In adapting to a lack of financing, we have engaged in a number of measures to stay in business. For example, we shifted focus from manufacturing our thermal destructor at a cost of around $750,000 to less expensive pursuits under our business plan including financing marketing efforts in order to stimulate demand for our product. In an effort to reduce cash expenditures, our management has served without compensation and we have successfully negotiated stock payments in lieu of cash to repay several of our trade creditors and loans provided by our shareholders. Although these efforts have served to maintain our company as a going concern, we have not been able to create enough investor interest in our original concept to sustain long-term business operations.

The original Destructor Agreement provided that the license may be revoked if we do not manufacture at least one Thermal Destructor within three (3) years of the licensing date. We did not meet the manufacturing requirement; however, the Destructor Agreement was subsequently renewed on a month to month basis.

As a consequence of our inability to finance our business plan, we have been looking for companies with better access to financing to partner with and better expose our technology to its intended market. EcoTech has been a stable partner in our quest to develop our technologies. We have also been analyzing and searching for synergistic business opportunities that will allow us to utilize our existing technology in other business applications. Our Steam Injection technology, described below, is an example of these efforts. We have also searched out other business opportunities as well and used our contacts within the industry to diversify our business plan to attract financing.

Our Arrangement with EcoTech

EcoTech is a company wholly-owned by Mr. Hall that has owned the Intellectual Property rights to the Thermal Destructor since October 12, 2000.

On October 1, 2002, we entered into a joint venture agreement with EcoTech. Under that agreement, we agreed to shed certain business and administrative responsibilities including product manufacturing, inventory maintenance, and website development, thereby enabling our company to concentrate more fully on marketing and sales efforts. Most integral under the agreement, we contracted the responsibility of manufacturing the Thermal Destructor to EcoTech. In consideration for the services provided by EcoTech, we are required to pay $100,000 to EcoTech in cash or shares of stock over the life of the agreement which is three (3) years. As of December 31, 2006, we have paid $85,500 and accrued $14,500 in accounts payable towards fulfilling our obligations under the agreement. We are still responsible for these remaining amounts to EcoTech, and hope to reconcile when we are financially capable of doing so.

On May 23, 2006 we negotiated with EcoTech and extended the terms of our original joint venture agreement. Under the Strategic Alliance Agreement, we defined the marketing responsibilities and agreed that the parties will meet in 2007 and explore a schedule for marketing to prospective customers. For the initial customer, we agreed to pay $40,000 of the costs associated with these marketing efforts and EcoTech agreed to bear the balance of such costs. For each subsequent customer, we agreed to bear $50,000 worth of costs or whatever adjusted price is agreed upon between the parties on a later date. EcoTech remains responsible to build each Thermal Destructor unit for a cost not to exceed $2,000,000 USD per unit. We agreed with EcoTech to work together to determine revenue sharing arrangements in connection with any sales.

On September 29, 2006, aware that an ongoing relationship between ourselves and EcoTech was critical to achieving success, EcoTech assigned to us the full rights to the Thermal Destructor and an offshoot technology known as the Steam Injection System in exchange for $2,000.

Steam Injection System

The Steam Injection System is a natural offshoot from our original high temperature Thermal Destructor, and is also being developed for use by the oil industry. We have utilized the body, drive mechanism, and heating components from the Thermal Detonator to create a portable high temperature, high pressure steam generation unit.

The Steam Injection System is designed specifically for use in oil fields where high-pressure steam can be injected into the oil formation to soften the material in which the oil is trapped and to help dilute and separate heavy oil from the earth. The injection of steam under high pressure also creates channels and cracks through which the oil can flow to the well. This is a tertiary retrieval method, used to capture oil from wells which have already been exhausted via primary and secondary means of oil retrieval.

The most immediate market for a quick-deployment, mobile or short term steam generation and delivery system such as our Steam Injection System is companies who are in the bitumen/heavy oil exploitation business. Bitumen is a semisolid, degraded, tar-like form of oil that does not flow at normal temperatures and pressures. Bitumen cannot be produced from a well unless it is heated or diluted. Most of today's major commercial on-site projects use steam to heat and dilute the bitumen.

There are two principal methods used under different reservoir conditions. High-pressure steam is injected into the oil sands formation (bitumen deposit) for several weeks. The heat softens the bitumen, while the water vapor helps to dilute and separate the bitumen from the sand grains. The pressure also creates channels and cracks through which the bitumen can flow to the well. When a portion of the reservoir is thoroughly saturated, the steam is turned off and the reservoir "soaks" for several weeks. This is followed by the production phase, when the bitumen flows, or is pumped, up the same wells to the surface. When production rates decline, another cycle of steam injection begins. This process is sometimes called "huff and puff" recovery and only involves vertical wells.

A variation of this method, developed by Shell Canada for the Peace River oil sands, is known as the "soak radial" technique involving a vertical well with four horizontal arms that extend spoke-like into the reservoir. Steam is injected for two months, followed by six to eighteen months of reverse action, during which oil is pumped to the surface through the same horizontal arms. Pairs of parallel horizontal wells, one for steam injection and one for production, make it possible to recover bitumen continuously from such an oil formation.

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
       -       Lower cost to manufacture,
       -       Efficiency of burner, and
       -       Flexibility of fuel required to create steam.

Because of these advantages, our Steam Injection System can also be used to recover heavy oil from shale deposits. These deposits could not previously be recovered profitably because of the expense of building large, permanent steam generation units. This is yet another untapped market for our Steam Injection System where we plan to focus our marketing efforts.

We estimate that it will require $3,500,000 to create a working prototype Steam Injection System to be sold, rented or leased to an oil production company on a weekly, monthly or annual basis. We intend to obtain the required financing for the manufacture of each system from the intended customer.

Our Arrangement with EcoTech

Under the October 1, 2002 joint venture agreement, EcoTech agreed to search out and advise us on the development of technologies that may complement our business plan with the Thermal Destructor. In fulfillment of that contractual obligation, on October 12, 2006, Eco Tech signed an Addendum to the May 23, 2006 Strategic Alliance Agreement. For consideration of $2,000 to be paid to EcoTech, the parties agreed to expand our business relationship to include the Steam Injection System, a portable high temperature steam generation technology, and to jointly develop and market SISs for use across North America. Our marketing costs and revenue sharing provisions under the Strategic Alliance Agreement apply with equal force to both the Thermal Destructors and the Steam Injection System technology.

Mineral Resource Properties

We have considered implementing steps which may include taking our company into a new channel of business by way of actively seeking investment opportunities in mineral resource properties. Such opportunities have previously become available to us through our network of contacts in the mineral resources sector. During 2006, we turned down an opportunity to acquire an option interest in a sand and gravel deposit for payment of up to $75,000 over four years and the issuance of up to 2,000,000 shares of common stock. Management believed that acquiring the option at that stage was premature in our development and would divert needed capital away from our core business pursuits. However, we intend to continue our search in the resources sector and seize the right opportunity when our capital position permits.

Competition

Many of our potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do as we attempt to enter the marketplace. In addition, existing competitors may be acquired by, receive investments from, or enter into other commercial relationships with, larger well-established and well-financed companies. Competitors have and may continue to adopt aggressive pricing or availability policies and devote substantially more resources to technology and methodology development than we do.

Intellectual Property

We recognize the need to file patents, trademarks and trade names on the unique features of the technology we are developing. We currently hold no such registrations of any intellectual property. We believe that we hold significant patentable technology and intend to apply for intellectual property protection through patents once our capital position permits such actions.

Government Regulation

There are no specific government regulations known to us, other than standard business practice, law and conduct, which may affect us in following our business plan. The use of our products may be subject to regulation by one or more U.S. federal agencies, including the Federal Trade Commission and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which potential applications of the technology are located.

Numerous U.S. federal and state government agencies have demonstrated significant activity in promoting environmental protection and enforcing other regulatory and disclosure statutes. Additionally, it is possible that new laws and regulations may be enacted with respect to soil remediation. The adoption of such laws or regulations and the applicability of existing laws and regulations may impair our growth and result in a decline in our prospects.

Employees

Currently, we have no employees and rely solely upon our officer and director to provide management and further our affairs. Management devotes only a portion of their time to the affairs of our company. We contract with individuals and companies to meet our needs for field operations, promotional materials, and other products and services.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain an office in two locations. The Company’s official address is 1555 East Flamingo Road, #440, in Las Vegas, Nevada. Additionally, we have a working office on the 14th floor, 355 Burrard Street, Vancouver, British Columbia. Mr. Hall, our President, works out of his facilities located at 1786 Angus Campbell Road, Abbotsford, British Columbia.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We are a reporting company with the United States Securities and Exchange Commission; however, our shares of common stock are not traded on an exchange, nor are they quoted on any service such as Pinksheets.com or the OTCBB.

Holders of Our Common Stock

As of February 15, 2007 there were 12,033,730 shares of common stock outstanding, held by 53 shareholders of record.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of our securities without registration during the last fiscal year. No such sales involved the use of an underwriter. See Note 8 to our audited financial statements for the fiscal year ended December 31, 2006 for more information on recent sales of unregistered securities.

On February 9, 2006, we closed a private placement offering for subscriptions of 1,000,000 shares of our common stock at a purchase price of $0.10 per share for total cash proceeds of $100,000. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act.

On February 9, 2006 we issued 375,000 shares for $15,000 cash subscriptions received and on June 9, 2006, we issued 250,000 shares of common stock in settlement of $10,000 in notes payable. These offerings were exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act.

On September 28, 2006 we closed a private placement offering for subscriptions of 750,000 shares of our common stock at a purchase price of $0.10 per share for total cash proceeds of $75,000. This offering was exempt from registration under Rule 506 and Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Each certificate representing securities issued to the investors in this private placement bears a legend restricting transfer. In addition, if the exemptions under Rule 506 under and Section 4(2) of the Act are not available, the sales to non-U.S. residents were exempt pursuant to Regulation S under the Act.

Equity Compensation Plans

On July 21, 2004, we registered our Performance Stock Plan (the “Plan”), under the Securities Act of 1933 (the “Act”), for up to 1,000,000 stock options, which may be granted to employees, directors and consultants. We have not granted any stock options since inception and there were no stock options outstanding as of December 31, 2006.

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

Plan of Operation

Our plans for the next 12 months related to our Thermal Destructor are currently secondary to pursuing marketing efforts with our Steam Injection System. Our Steam Injector System is designed to aid in heavy oil and bitumen retrieval using technology borrowed from the Thermal Destructor. While we plan to focus our resources in marketing the Steam Injection System for its intended purpose, we also plan to cross-market our Thermal Destructor for potential clients in the same industry (oil production) that are in need of soil contamination cleanup on their old oil fields.

Product Development

We intend to finalize the technical designs for our Steam Injection System within the next twelve months, at which time we will begin the sale and manufacture of Steam Injection Systems to oil companies who do or could utilize steam injection as a method to recover oil held in Bitumen or oil sands. Our marketing program will begin in earnest prior to the completion of the finalization of our technical designs.

During the coming year, we will also seek out other applications for our technology, and may modify our product development plans based on new applications and opportunities that arise.

We have hired John Matthews as our field operations specialist to finalize designs for technical applications. Mr. Matthews has worked with Mr. Hall for 37 years and has detailed knowledge of our Steam Injection System and Thermal Destructor. These designs are necessary for integrating our products into proposed contracts, as described below under our discussion of “Manufacturing.” We expect Mr. Matthews to:

  provide services that include analyses of operation of field units, in connection with our Thermal Destructor) operation; and
  be a liaison with site engineers for specifications of our Steam Injection System.

In the build-up of client and field readiness during this first year, Mr. Matthews will also act as designer of promotional materials and displays and he will assist management with the overall design of the Steam Injection System, its presentation and technology. We have a verbal arrangement to compensate our designer and expect to incur roughly $40,000 on our designer in the next twelve months. Colin Hall, the Company’s president, will oversee the overall project, including design, marketing and finance.

Manufacturing

During the next year, we plan to contract with third parties to manufacture and assemble our Steam Injection System according our technical specifications. There are a number of manufacturing facilities capable of producing technical products of this type and size. We have made initial arrangements with TS2000-Star Vehicle Technologies Inc. (www.ts2000-star.com), a company that has production facilities under construction in Malakwa, British Columbia in a joint venture with Heromin, the North American arm of Yituo China Manufacturing Group (“YTO”). YTO is a large company in China with approximately 52,000 employees (www.yto.com.cn). We are currently pursuing bids from other manufacturing companies, and intend to sign a contract with at least one company in the coming year.

The TS2000/Heromin Joint Venture has indicated that it may open a U.S. facility in the Free Trade Zone at the Port of Bellingham, once the Canadian operation is running smoothly in about 18 months. With assembly in Bellingham of components manufactured in China (heavy steel components) and others in the United States (controls, computer systems and electronics), an alliance with this manufacturer should prove be very advantageous in our U.S. operations and our Master USA license guarantees exclusivity to U.S. clients.

Because our Steam Injection System requires a significant amount of capital to manufacture, we will not maintain a standing inventory of products. As is customary with companies that develop and manufacture large construction and/or mining equipment, each unit will be made to order, manufactured to the customer’s specifications in order to meet their unique needs. This not only provides the most appropriate product to our customer, but allays our need to tie up large amounts of capital in inventory.

When a customer purchases one of our Steam Injection Systems, we plan to send a field operations specialist to their operations site. Our specialist will interview the customer’s engineers, survey the operations site, and collect other relevant data. He will then provide our technicians and our contract manufacturer with 3D terrain and site modeling and design specifications based upon the customer’s needs. As our liaison with the customer’s site engineers, he will provide information such as required delivery temperatures and pressures, and pumping distances. He will also help determine the number of systems we will need to supply to meet the customer’s needs for a particular operations site.

Marketing

To date, interest in our technology has been generated through the direct efforts of our sole executive officer, Mr. Hall, with engineers and engineering firms servicing the oil production industry in North America. Through this contact, Mr. Hall has been able to generate some positive interest in our technology. Additionally, Mr. Hall is commencing a program to identify marginal oil shale opportunities, from which oil could not previously be profitably recovered because of the high fixed costs associate with building large, permanent steam-generation units. By offering access to our technology, which will make oil recovery from such properties a profitable operation, Mr. Hall is seeking joint ventures with oil firms to bring those oil shale deposits into production.

In the next twelve months, we intend to continue to use the services of Mr. Hall to sell our technology, seeking joint ventures as well as direct sales. If future sales justify the expense, however, we may employ sales personnel to market our products to potential customers. These representatives will be responsible for soliciting, selecting and securing opportunities within a particular regional territory. We expect to pay such representatives on a commission basis, with commissions depending on the size of the sale. We expect to provide service and support to our representatives, including advertising, technical data sheets, design services (usually bespoke and on a fee basis), and sales materials. We do not intend to incur the costs of representation personnel in the next twelve months unless our revenues are enough to absorb the cost of these personnel, especially as it will be some months before we have field-ready systems to offer.

Access International Matting (“AIM”) and Heromin Machinery (Canada) will assist Mr. Hall in the development of an overall project marketing plan and a project financial plan. The intention is to have the first customer finance their initial plant, which it is anticipated will take nine months to build. AIM has recently employed three people to develop the Heromin market and we are to be represented by AIM on an ad-hoc, commission only basis, starting in April 2007. A web site describing Solonex Management's services is under construction and will be linked from the TS2000, ecoTECH, Heromin and AIM sites.

We are also currently working with engineering firms that are connected with steam stimulation or steam-assisted gravity drainage projects in Alberta, Canada. We hope to secure an agreement in the next 12 months with one or more of these firms on a project in Alberta. We anticipate that an engineering firm will help us provide consulting on engineering and product application needs, audit the finished system’s performance, and with proven performance, thereafter recommend the system to the firm’s clients, with an option to invest in, or take over the program.

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of December 31, 2006, we had cash in the amount of $93,797. We have forecasted expenditures of $150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall nor EcoTech Waste Management Systems, Inc. have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the second quarter of 2007. We have not identified any broker-dealers to assist in our financing efforts. Currently, we believe we have the required funds to cover our expenses through the end of June 2007. Our anticipated expenses for the following year are:

Quarter 1 – January/February/March 2007

  We have a budget for general administration and operating costs of $4,000 per month, or $12,000 this quarter, and to advance no more than $10,000 to Mr. John Mathews, our field operations specialist, for his work in this quarter. We have attracted investor loans to cover these costs.

Quarter 2 – April/May/June 2007

  We have agreed to pay $40,000 towards the cost of marketing of our products and technology to our first customer. The marketing funds are included in our budget for June 30, 2007.

  We have budgeted $12,000 for this quarter to cover the costs associated with the general administration and regulatory reporting requirements of our company.

  We intend to complete a private placement of a minimum of $50,000 pursuant to an offering under Rule 901 of Regulation S during this quarter. These funds will be used to cover any additional costs not included in the current budget, and may be used for the hiring of corporate management personnel, and to cover any additional costs associated with the ongoing business development and attracting a commercial partner.

Quarter 3 – July/August/September 2007

  We believe we will have funds still available for this quarter to cover the approximate $12,000 in costs associated with the general administration and regulatory reporting requirements of our company.

Quarter 4 – October/November/December 2007

  Once the technical drawings for the prototype have been completed, we expect to require minimal additional funding as we will continue looking for a commercial and financial partner at this stage.

  We will require the $12,000 that has been budgeted for this quarter to cover the costs associated with the general administration and regulatory reporting requirements of our company, and additional funds that may be required based on our progress over the year.

  We expect to have a working relationship with a commercial and financial partner by December 31, 2007. Therefore, we expect to reassess our financing requirements during this quarter. The initial requirements for research and development of our technology will have been paid for and we hope the initial sales and marketing program for our prototype will have been completed.

Results of Operations

For the 2006 fiscal year, we incurred a loss in the amount of $229,755 compared to a loss of $78,151 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing our business plan.

We are in the process of evaluating our technology’s business potential and incurred costs of $113,606 during the year ended December 31, 2006 to that end (compared to $16,919 during 2005). We anticipate that until these procedures are completed, we will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

At the fiscal year ended December 31, 2006, we had spent an accumulated total of $100,000 towards the research and development of our technology (no change from December 31, 2005). During the period from October 12, 2000 (date of incorporation) through December 31, 2006, we received no revenues.

We have no commitments for capital expenditures. In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

We remain in our developmental stage and, since inception, have experienced no significant change in liquidity or capital resources. We expect to carry out our plan of business as discussed above. The officers and directors of our company will serve without compensation until we successfully achieve a source of revenue.

The expenses of implementing our business plan will exceed our current available funds. We will have to obtain additional funding through an offering of our securities or through capital contributions from our stockholders. From inception to date, we have settled $95,269 of accounts payable by the issuance of 2,381,725 shares of our common stock. We settled loans payable in the amount of $127,000 for the issuance of 1,044,300 shares and issued 2,227,000 shares for $179,770 in cash.

During the year ended December 31, 2006, we raised $73,841 in loans for total loans outstanding of $128,500 at December 31, 2006 (compared to $54,659 at December 31, 2005) and issued 1,750,000 shares of common stock for proceeds to our company of $175,000. Since we do not anticipate generating significant revenues over the next year, we intend to depend upon equity financing through private placement offerings of our common stock to fund the implementation of our business plan. Over the longer term, two to five years, we expect to fund our operations through a combination of revenues from the operation of our business and through additional equity financing. To date, we have generated $nil revenue.

We will need additional capital to carry out our business plans. No commitments to provide additional funds have been made by management or other stockholders or investors. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to us or at all.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

Since inception, we have suffered recurring losses and net cash outflows from operations, and at December 31, 2006, have a working capital deficiency of $176,313 (2005 - $131,558). We expect to continue to incur substantial losses as we develop our business plan. Since inception, we have funded operations through common stock issuances and accounts payable in order to meet our strategic objectives. Management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

c)     Basic and Diluted Loss Per Share
The Company computes loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. The basic and diluted loss per share are the same as any exercise of options or warrants would be anti-dilutive.

d)     Foreign Currency Translation
The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:
i. monetary items at the rate prevailing at the balance sheet date;
ii. non-monetary items at the historical exchange rate;
iii. revenue and expense items at the average rate in effect during the applicable accounting period.

e)     Income Taxes
The Company has adopted SFAS No. 109 – “Accounting for Income taxes” (“SFAS 109”). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)     Financial Instruments
The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

The Company has adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The financial instruments affected includes certain obligations that can be settled with shares of stock.

g)     Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company from the year ended December 31, 2004.

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2006, the Company has not granted any stock options.

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning December 1, 2007. The Company is currently evaluating the impact of adopting SFAS 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 128”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“SFAS 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of SFAS 48 does not have any material impact on the Company’s results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair 16 value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In November 2005, FASB issued Staff Position No. (“FSP”) Financial Accounting Standard (“FAS”)115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FASP 115-1”). FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the Company’s results of operations or financial position.

In July 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a significant effect on the Company’s reported financial position or results of operations.

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this guidance does not have any material impact on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006. Early application is permitted and companies must apply the standard prospectively. The Company has determined that the adoption of this standard is not expected to have any material impact on the Company’s results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Solanex Management Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Solanex Management Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and stockholders’ deficiency for each of the years ended December 31, 2006 and 2005, and for the cumulative period from October 12, 2000 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solanex Management Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended December 31, 2006 and 2005, and for the period from October 12, 2000 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Morgan & Company”

March 20, 2007	Chartered Accountants

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2006	2005
ASSETS
Current
Cash	$93,797	$15,430
LIABILITIES
Current
Accounts payable and accrued liabilities	$141,835	$92,329
Promissory notes payable (Note 5)	128,500	54,659
	270,335	146,988
STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:
12,033,730 common shares (2005 – 9,658,730)	12,034	9,659
Additional paid-in capital	395,005	197,380
Share Subscriptions Received	-	15,000
Deficit Accumulated During The Development Stage	(583,577)	(353,597)
	(176,538)	(131,558)
	$93,797	$15,430

The accompanying notes are an integral part of the financial statements.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Administration	29,490	13,178	99,626
Consulting fees	113,606	16,919	147,815
Feasibility study	-	-	9,250
Foreign exchange loss	-	438	2,387
Office and rent	47,039	16,878	130,943
Organization expenses	-	-	6,228
Professional fees	39,845	16,238	87,328
Technology cost	-	14,500	100,000
	229,980	78,151	583,577

Net Loss For The Period	$(229,980)	$(78,151)	$(583,577)

Basic And Diluted Loss Per Common Share
	$(0.02)	$(0.01)

Weighted Average Number Of Common
Shares Outstanding	11,200,511	8,065,079

The accompanying notes are an integral part of the financial statements

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2006	2005	2006

Cash Flows Used In Operating Activities
Net loss for the period	$(229,980)	$(78,151)	$(583,577)
Adjustment for item not affecting working capital:
Expenses not paid with cash	-	438	7,387
Adjustment for item affecting working capital:
Increase in accounts payable and accrued
liabilities	49,506	19,938	237,104
	(180,474)	(57,775)	(339,086)
Cash Flows Provided By Financing Activities
Share subscriptions	-	15,000	-
Issuance of common shares	175,000	-	264,998
Loans payable	83,841	21,000	170,272
	258,841	36,000	435,270

Foreign Exchange Effect On Cash	-	(438)	(2,387)

(Decrease) Increase In Cash	78,367	(22,213)	93,797

Cash, Beginning Of Period	15,430	37,643	-

Cash, End Of Period	$93,797	$15,430	$93,797

Supplemental Information of Cash-Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Supplemental Disclosure Of Non-Cash Financing Activities
Common shares issued for the acquisition of
technology	$-	$-	$3,500
Common shares on conversion of promissory notes
	10,000	-	26,772
Common shares issued for organization of the
Company	-	-	1,500
Common shares issued to settle payables	-	-	95,269
Common shares issued for share subscriptions
received	15,000	-	15,000

The accompanying notes are an integral part of the financial statements.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM OCTOBER 12, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

					DEFICIT
	CAPITAL STOCK			SHARE	ACCUMULATED
			ADDITIONAL	SUBSCRIPTIONS	DURING THE
	COMMON		PAID-IN	RECEIVED	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	(RECEIVABLE)	STAGE	TOTAL
Balance, October 12, 2000
(Date of inception)	-	$-	$-	$-	$-	$-

Stock issued for $1,500 of
organization expenses,
October, 2000 at $0.001 per
share	1,500,000	1,500	-	-	-	1,500
Stock issued for technology,
October, 2000 at $0.001 per
share	3,500,000	3,500	-	-	-	3,500
Net loss for the period	-	-	-	-	(10,758)	(10,758)

Balance, December 31, 2000
	5,000,000	5,000	-	-	(10,758)	(5,758)

Net loss for the year	-	-	-	-	(470)	(470)

Balance, December 31, 2001
	5,000,000	5,000	-	-	(11,228)	(6,228)

Net loss for the year	-	-	-	-	(26,972)	(26,972)

Balance, December 31, 2002
	5,000,000	5,000	-	-	(38,200)	(33,200)

Stock issued for cash in 2003 at
$0.01 per share	310,000	310	2,790	-	-	3,100
Stock issued for accounts
payable in 2003 at $0.04 per
share	2,548,725	2,549	94,390	-	-	96,939
Stock cancelled, December,
2003	(750,000)	(750)	750	-	-	-
Net loss for the year	-	-	-	-	(120,637)	(120,637)

Balance, December 31, 2003
	7,108,725	7,109	97,930	-	(158,837)	(53,798)

Stock issued on conversion of
promissory notes, April
2004 at $0.04 per share	419,300	419	16,353	-	-	16,772
Share subscriptions	-	-	-	85,228	-	85,228
Net loss for the year	-	-	-	-	(116,609)	(116,609)

Balance, December 31, 2004	7,528,025	$7,528	$114,283	$85,228	$(275,446)	$(68,407)

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

PERIOD FROM OCTOBER 12, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2006
(Stated in U.S. Dollars)

					DEFICIT
	CAPITAL STOCK			SHARE	ACCUMULATED
			ADDITIONAL	SUBSCRIPTIONS	DURING THE
	COMMON		PAID-IN	RECEIVED	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	(RECEIVABLE)	STAGE	TOTAL

Balance, December 31,
2004	7,528,025	$7,528	$114,283	$85,228	$(275,446)	$(68,407)

Stock issued on conversion
of share subscriptions,
September, 2005 at $0.04
per share
	2,130,705	2,131	83,097	(85,228)	-	-
Share subscriptions	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(78,151)	(78,151)

Balance, December 31,
2005	9,658,730	9,659	197,380	15,000	(353,597)	(131,558)

Stock issued for cash,
February, 2006 at $0.10
per share	1,000,000	1,000	99,000	(15,000)	-	85,000
Stock issued for cash,
February, 2006 at $0.04
per share	375,000	375	14,625	-	-	15,000
Stock issued for promissory
notes, June, 2006 at $0.04
per share
	250,000	250	9,750	-	-	10,000
Stock issued for cash,
September, 2006 at $0.10
per share	750,000	750	74,250	-	-	75,000
Net loss for the year	-	-	-	-	(229,980)	(229,980)

Balance, December 31,
2006	12,033,730	$12,034	$395,005	$-	$(583,577)	$(176,538)

The accompanying notes are an integral part of the financial statements.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

a)	Development Stage Company

Solanex Management Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2000, under the name EcoSoil Management Corp., and is in its early developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date, the Company’s only activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan.

The Company intends to develop and market technology specializing in high temperature soil remediation, as well as portable high temperature steam generation technology for the resource and environmental industries. Systems include a portable high temperature burner system and high temperature burner gasifier systems.

b)	Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations, and at December 31, 2006, has a working capital deficiency of $178,538 (2005 - $131,558). The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Technology Development Costs

The costs to acquire and develop new technology and enhancements to existing technology are expensed as incurred until such time as technological feasibility is demonstrated.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Use of Estimates

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

The Company computes loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. The basic and diluted loss per share are the same as any exercise of options or warrants would be anti-dilutive.

d)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

	i)	monetary items at the rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense items at the average rate in effect during the applicable accounting period.

e)	Income Taxes

The Company has adopted SFAS No. 109 – “Accounting for Income taxes” (“SFAS 109”). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

The Company has adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The financial instruments affected includes certain obligations that can be settled with shares of stock.

g)	Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock- based employee compensation, and (3) require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company from the year ended December 31, 2004.

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2006, the Company has not granted any stock options.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.	RECENT ACOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning December 1, 2007. The Company is currently evaluating the impact of adopting SFAS 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 128”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“SFAS 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of SFAS 48 does not have any material impact on the Company’s results of operations or financial position.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.	RECENT ACOUNTING PRONOUNCEMENTS (Continued)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), to simplify and make more consistent the accounting for certain financial instruments. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In November 2005, FASB issued Staff Position No. (“FSP”) Financial Accounting Standard (“FAS”)115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS FASP 115-1”). FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the Company’s results of operations or financial position.

In July 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a significant effect on the Company’s reported financial position or results of operations.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.	RECENT ACOUNTING PRONOUNCEMENTS (Continued)

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this guidance does not have any material impact on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006. Early application is permitted and companies must apply the standard prospectively. The Company has determined that the adoption of this standard is not expected to have any material impact on the Company’s results of operations or financial position.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

4.	LICENSE AND TECHNOLOGY RIGHTS

On October 12, 2000, the Company acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor (“soil Remediator”) for on site remediation to industrial, petrochemical and site remediation organizations. The technology and intellectual property acquired included all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and License, a cash payment of $2,000 was made on behalf of the Company and the Company issued 3,500,000 shares of common stock.

On October 1, 2002, the Company entered into a joint venture agreement (the “Agreement”) with EcoTech Waste Management Systems (1991) Inc. (“EcoTech”) to design the systems for the soil Remediator and provide marketing and business concept expertise. Under the terms of the Agreement, EcoTech will evaluate, improve and complete the assets of the Company, and market and/or find customers for the assets of the Company. Furthermore, EcoTech will search for, recommend and advise the Company on the acquisition of further technology, complementary to the current business direction and assets of the Company. In consideration for the services provided by EcoTech, the Company is required to pay $100,000 to EcoTech over the life of the contract (3 years), in cash or common stock.

As of December 31, 2006, the Company had paid $85,500 to EcoTech, and the remaining $14,500 is included in accounts payable and accrued liabilities. This agreement is being renegotiated by both parties.

On May 23, 2006, the Company entered into a joint venture with EcoTech (“the Strategic Alliance Agreement”) to develop a portable soil remediation system to clean soils contaminated by industrial use. The Company agreed to pay $40,000 in marketing costs for the initial customer (increasing to $50,000 for each subsequent customer).

Further, EcoTech agreed to build portable high temperature burner units for a cost not to exceed $2 million per unit. The Company would then be the exclusive distributor under revenue sharing arrangements to be negotiated.

On October 12, 2006, the Company and EcoTech signed an addendum to the Strategic Alliance Agreement, whereby, in consideration for $2,000 to be paid to EcoTech, the parties agreed to expand their business relationship to include portable high temperature steam generation technology and to market portable high temperature burner gasifier systems.

The Company’s president, Colin Hall, is also a principal of EcoTech.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

5.	PROMISSORY NOTES PAYABLE

The promissory notes may be converted in whole or in part into common shares of the Company at the option of the lender at a mutually agreed price per share. The promissory notes are unsecured and bear no interest.

Of these notes, at December 31, 2006, two promissory notes, aggregating principal amounts of $12,700, were due during the year. Another promissory note, in the principal amount of $8,000 at December 31, 2006, was due on January 12, 2007. Renewal dates or terms have not yet been negotiated for these notes.

All other promissory notes are due on demand.

6.	CAPITAL STOCK

On October 12, 2000, the Company issued 3,500,000 shares of common stock at $0.001 per share in compensation for the acquisition of a license agreement to certain technology and intellectual property, and issued 1,500,000 shares of common stock at $0.001 per share in compensation for organizational expenses.

In 2003, the Company issued 310,000 restricted shares of common stock at $0.01 per share pursuant to a private placement in the amount of $3,100, and issued 281,725 free trading and 2,267,000 restricted shares of common stock for settlement of a $96,939 payable.

On December 1, 2003, the Company acquired and cancelled 750,000 restricted shares of common stock for the consideration of $1.00.

On April 12, 2004, the Company issued 419,300 shares of common stock at $0.04 per share in settlement of $16,772 in promissory notes payable.

On September 30, 2005, the Company recorded the issuance of 2,130,705 common shares at $0.04 per share in settlement of share subscriptions received by the Company on October 1, 2004.

On February 9, 2006, the Company issued 1,000,000 shares of common stock at $0.10 per share pursuant to a private placement in the amount of $100,000 and issued 375,000 shares for cash at $0.04 in the amount of $15,000.

On June 9, 2006, the Company issued 250,000 shares of common stock at $0.04 per share in settlement of a $10,000 promissory note payable.

On September 28, 2006, the Company issued 750,000 restricted shares of common stock at $0.10 per share pursuant to a private placement in the amount of $75,000.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

7.	STOCK OPTIONS

On July 21, 2004, the Company registered its Performance Stock Plan (the “Plan”), under the Securities Act of 1933 (the “Act”), for up to 1,000,000 stock options, which may be granted to employees, directors and consultants. The Company has not granted any stock options since inception and there were no stock options outstanding as of December 31, 2006.

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended December 31, 2006, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

Except as disclosed elsewhere in these notes, following are related party transactions and amounts owing:

As of December 31, 2006, $14,500 (2005 - $14,500) was owing to EcoTech, of which the President of the Company is a principal, and $4,290 (2005 - nil) was owing to the President. These amounts are included in accounts payable and accrued liabilities.

The Company currently has no employees and relies upon its officers and directors to further its affairs. The officers and directors provide services to the Company without any compensation.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005
(Stated in U.S. Dollars)

9.	INCOME TAXES

A reconciliation of statutory federal income tax rates to the Company’s effective tax rate is as follows:

	2006	2005
Expected tax recovery at 34%	$(79,560)	$(26,600)
Change in valuation allowance	79,560	26,600
Income tax provision	$-	$-

The Company was not taxable in 2006 and 2005.

Deferred tax assets at December 31 were as follows:

	2006	2005

Gross tax deferred asset
Operating loss carryforwards	$230,000	$120,200
Valuation allowance	(230,000)	(120,200)

Net deferred tax asset	$-	$-

The Company has net operating losses carried forward of approximately $584,000 (2005 - $354,000) and has provided a full valuation allowance due to the uncertainty of the utilization of the benefits of these losses.

10.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. Management services provided and rental of premises are on a month to month basis

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Colin V. Hall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

This table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position(s) and Office(s) Held
Colin V. Hall	62	President and Director

Colin V. Hall – Director

Mr. Hall was born and educated in England, and has diplomas in design, graphics, technology and management. He is an innovative designer of chemical and pollution abatement processing systems and machinery, thermal devices, power generation systems, heavy vehicles, transport and handling equipment, machinery and processing systems for the past 25 years. Over the past 15 years his abilities have been directed towards the development of fully integrated systems for waste management, reduction and processing. He is a recognized expert in the design and development of environmental control and processing systems. He led the development and promotion of the Western Renewable Fuels project for four years in the 1990's. Mr. Hall has been President of EcoTerra Remediation Systems Inc. for the last two years, and is the CEO of EcoTech Waste Management Systems (1991) Inc., a company he founded in 1980. He designed EcoTech's integrated system for waste management, reduction and processing and has made many improvements on existing designs for components of environmental remediation systems.

Significant Employees

Mr. Todd Ingram is the Secretary of our company and performs administrative functions. He has a Bachelor’s of Business Administration and has completed studies in advanced Business Management. He has a varied background with public and private companies working in marketing, sales, and advanced administration including setup and design of corporate structure. Mr. Ingram was paid $17,000 in consulting fees during the year ended December 31, 2006.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Colin V. Hall President and Director	0	0	1
EcoTech Waste Management Affiliate Shareholder	0	0	1

Code of Ethics Disclosure

As of December 31, 2006, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our sole officer. We anticipate that we will adopt a code of ethics once we are in a position to do so.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.

SUMMARY COMPENSATION TABLE

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Colin V.	2006	0	0	0	0	0	0	6,464	6,464
Hall,	2005	0	0	0	0	0	0	0	0
President

Narrative Disclosure to the Summary Compensation Table

During the year ended December 31, 2006 the Company’s officers received fees for services and described as ‘all other compensation’.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END: None
OPTION AWARDS - Nil					STOCK AWARDS - Nil
Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Colin V. Hall	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colin V. Hall	0	0	0	0	0	6,464	6,464

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 15, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,033,730 shares of common stock issued and outstanding on February 15, 2007.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Colin V. Hall 4567 Prospect Road North Vancouver, B.C., V7N 3M1, CANADA	1,500,000 shares	12.5%
Total of All Directors and Executive Officers:		1,500,000 shares	12.5%
More Than 5% Beneficial Owners:
Common	EcoTech Waste Management 7588 Winston Street Burnaby, B.C., V5Z 4C2, CANADA	2,000,000 shares	16.6%

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2006 or in any presently proposed transaction which, in either case, has or will materially affect us.

1.

On September 29, 2006, EcoTech Waste Management Systems, Inc. (“EcoTech”) – a major shareholder of our company owned by Mr. Colin V. Hall – agreed to assign to us the full rights to the Thermal Destructor and an offshoot technology known as the Steam Injection System in exchange for $2,000.

2.

On October 1, 2002, we entered into a joint venture agreement with EcoTech. Under that agreement, we agreed to shed certain business and administrative responsibilities including product manufacturing, inventory maintenance, and website development, thereby enabling our company to concentrate more fully on marketing and sales efforts. Most integral under the agreement, we contracted the responsibility of manufacturing the Thermal Destructor to EcoTech. In consideration for the services provided by EcoTech, we are required to pay $100,000 to EcoTech in cash or shares of stock over the life of the agreement which is three (3) years. As of December 31, 2006, we have paid $85,500 and accrued $14,500 in accounts payable towards fulfilling our obligations under the agreement. We are still responsible for these remaining amounts to EcoTech, and hope to reconcile when we are financially capable of doing so.

On May 23, 2006 we negotiated with EcoTech and extended the terms of our original joint venture agreement. Under the Strategic Alliance Agreement, we defined the marketing responsibilities and agreed that the parties will meet and explore a schedule for marketing to prospective customers. For the initial customer, we agreed to pay $40,000 of the costs associated with these marketing efforts and EcoTech agreed to bear the balance of such costs. For each subsequent customer, we agreed to bear $50,000 worth of costs or whatever adjusted price is agreed upon between the parties on a later date. EcoTech remains responsible to build each Thermal Destructor unit for a cost not to exceed $2,000,000 USD per unit. We agreed with EcoTech to work together to determine revenue sharing arrangements in connection with any sales.

3.

Under the October 1, 2002 joint venture agreement, EcoTech agreed to search out and advise us on the development of technologies that may compliment our business direction with the Thermal Destructor. In fulfillment of that contractual obligation, on October 12, 2006, Eco Tech signed an Addendum to the May 23, 2006 Strategic Alliance Agreement. In consideration for $2,000 to be paid to EcoTech, the parties agreed to expand their business relationship to include a portable high temperature steam generation technology (the “Steam Injection System”) and jointly develop and market portable high temperature burner gasifier systems for use across North America. Our marketing costs and revenue sharing provisions under the Strategic Alliance Agreement apply with equal force to the Steam Injection System technology.

PART IV

ITEM 13. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation dated December 3, 2001
3.2*	Amended and Restated Bylaws dated December 3, 2001
4.1*	Specimen Common Stock Certificate
10.1*	Technology Assignment Agreement, dated September 29, 2006
10.2*	Strategic Alliance Agreement, dated May 23, 2006
10.3*	Addendum to Strategic Alliance Agreement, dated October 12, 2006
31.1	Certifications of CEO pursuant to section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certifications of CFO pursuant to section 302 of the Sarbanes- Oxley Act of 2002
32.1	Certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

* Previously filed with the SEC.

Reports on Form 8-K: None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Table of Audit Fees (amounts in US$) billed by Morgan & Company in connection with the audit of the Company’s annual financial statements included in our annual report filed on form 10K-SB for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2006	$18,600	0	0	0
2005	$7,000	0	0	0
2004	$8,250	0	0	0
2003	$3,317	0	0	0
2002	$2,205	0	0	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLANEX MANAGEMENT INC.

Date: April 2, 2007	By: /s/ Colin V. Hall
Colin V. Hall: President