Form 10QSB
period 2007-03-31
SOLANEX MANAGEMENT INC
filed 2007-05-14
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes  [X]  No [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of April 24, 2007 the Issuer had 12,033,730 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

The interim Financial Statements of the Company, prepared without audit and required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Solanex Management Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current
Cash	$62,769	$93,797
Account receivable	710	-
	$63,479	$93,797

LIABILITIES

Current
Accounts payable and accrued liabilities	$163,686	$141,835
Promissory notes payable	128,500	128,500
	292,186	270,335

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

Issued and outstanding:
12,033,730 common shares	12,034	12,034
(December 31, 2006 – 12,033,730)

Additional paid-in capital	395,005	395,005

Deficit accumulated during the development stage	(635,746)	(583,577)
	(228,707)	(176,538)
	$63,479	$93,797

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Administration	6,000	10,425	105,626
Consulting fees	23,773	24,791	171,588
Feasibility study	-	-	9,250
Foreign exchange (income) loss	(1,328)	(369)	1,059
Office and rent	6,520	18,766	137,463
Organization expenses	-	-	6,228
Professional fees	17,204	1,295	104,532
Technology cost	-	-	100,000
	52,169	54,908	635,746

Net Loss For The Period	$(52,169)	$(54,908)	$(635,746)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares
Outstanding	12,033,730	10,450,850

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2007	2006	2007

Cash Flows Used In Operating Activities
Net loss for the period	$(52,169)	$(54,908)	$(635,746)
Adjustment for items not affecting operating working
capital:
Foreign exchange income	1,328	-	1,328
Expenses not paid with cash	-	-	7,387
Adjustment for items affecting operating working
capital:
Increase in account receivable	(710)	-	(710)
Increase in accounts payable and accrued
liabilities	21,851	2,846	258,955
	(29,700)	(52,062)	(368,786)
Cash Flows Provided By Financing Activities
Issuance of common shares	-	100,000	264,998
Loans payable	-	(22,659)	170,272
	-	77,341	435,270

Foreign Exchange Effect On Cash	(1,328)	-	(3,715)

(Decrease) Increase In Cash	(31,028)	25,279	62,769

Cash, Beginning Of Period	93,797	15,430	-

Cash, End Of Period	$62,769	$40,709	$62,769

Supplemental Information of Cash-Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Supplemental Disclosure Of Non-Cash Financing Activities
Common shares issued for the acquisition of technology	$-	$-	$3,500
Common shares on conversion of promissory notes	-	-	26,772
Common shares issued for organization of the Company	-	-	1,500
Common shares issued to settle payables	-	-	95,269
Common shares issued for share subscriptions received	-	-	15,000

The accompanying notes are an integral part of the financial statements.

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2007

1. ORGANIZATION AND BASIS OF PRESENTATION
Solanex Management Inc., herein (the "Company"), was incorporated in the State of Nevada on October 12, 2000 under the name EcoSoil Management Inc. and is in its developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date the Company's activities have been organizational, directed at acquiring a principal asset, raising initial capital, and developing its technology and business plan.

The Company intends to develop and market technology specializing in portable high temperature steam generation technology for the resource and environmental industries as well as in high temperature soil remediation. Systems include a portable high temperature burner system and high temperature burner gasifier systems.

On October 12, 2000 Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights Mr. Hall was compensated two thousand ($2,000) dollars and one million five hundred thousand (1,500,000) shares of Solanex common stock, and the group of investors were compensated an aggregate of two million (2,000,000) shares of Solanex common stock. The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the Licensing date. This Agreement and License of Intellectual Property Rights has been renewed on a month to month basis and has been supplemented with a joint venture agreement, the terms of which continue to be negotiated, between Solanex Management Inc. and EcoTech Waste Management Systems, Inc. Mr. Hall is a director of the Company and a principal of EcoTech Waste Management Systems, Inc. (EcoTech).

2. DEVELOPMENT STAGE COMPANY AND GOING CONCERN
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

The organization and business of the Company, significant accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-KSB for the year ended December 31, 2006.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2007 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of $(635,746) to March 31, 2007.

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

4. PROMISSORY NOTES PAYABLE
The loans payable are unsecured, non interest bearing and without fixed terms of repayment. The loans payable may be converted in whole or in part into common shares of the Company at the option of the lenders at a mutually agreed price per share. Certain of the loans are payable on demand.

5. COMMON STOCK
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

6. RELATED PARTY TRANSACTIONS AND AMOUNTS OWING
Colin V. Hall, the Company’s President and the developer of the Company’s technology, together with EcoTech Waste Management Inc., a company of which he is a principal, owned 29.1% (2005: 36.2%) of the issued and outstanding shares of the Company as of March 31, 2007. As of March 31, 2007, $14,500 (2006: $14,500) was owing to EcoTech for services performed during prior periods. This amount is included in accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

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

Expansion of Business into Resource Sector
We have considered implementing steps including taking our company into a new channel of business by way of actively seeking mineral resource property opportunities by using our contacts in the resources sector. We turned down an opportunity to acquire an option interest in a sand and gravel deposit for payment of up to $75,000 over four years and the issuance of up to 2,000,000 shares of common stock. Management believed that acquiring the option at this stage was premature in our development and would divert needed capital away from our core business pursuits. However, we intend to continue our search in the resource sector and seize the right opportunity when our capital resources permit and when the timing is right.

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

We have hired John Matthews as our field operations specialist to finalize designs for technical applications. Mr. Matthews has worked with Mr. Colin Hall, our officer and director, for 37 years and has detailed knowledge of our Steam Injection System and Thermal Destructor. These designs are necessary for integrating our products into proposed contracts, as described below under our discussion of “Manufacturing.” We expect Mr. Matthews to:

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

Financing Plans
The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of March 31, 2007, we had cash in the amount of $62,769. We have forecasted expenditures of $150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall nor EcoTech Waste Management Systems, Inc. have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the second quarter of 2007. We have not identified any broker-dealers to assist in our financing efforts. Currently, we believe we have the required funds to cover our expenses through the end of June 2007. Our anticipated expenses through December 31, 2007 are:

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

Results of Operations for the three months ended March 31, 2007 and 2006
No revenue was recorded for the three months period ended March 31, 2007 and no revenue has been generated since inception.

Net loss for the three months period ended March 31, 2007 was $52,169 compared to a loss of $54,908 for the three months ended March 31, 2006. The expenditures comprising the loss for the three months ended March 31, 2007 consisted primarily of administrative expenses in the amount of $6,000, consulting and professional fees in the amount of $40,977 and office/rent in the amount of $6,520 as compared to $10,425 in administrative fees, $26,086 in consulting and professional fees, and $18,766 for office and rent expense during the same period in 2006. The increase in consulting and professional fees is a result primarily of an increase in the cost of the Company’s audit. During the three months ended March 31, 2007 we expended $23,773 on outside consultants in our review of our Company’s high temperature burner technology and other opportunities available to it in the resource sector ($24,791 for the comparable period in 2006). The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources
The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. We do not anticipate any revenues until we are successful in producing and marketing our technologies. The Company did not issue any shares of common stock during the three months ended March 31, 2007 (1,375,000 shares were issued during the comparative period of 2006).

As of March 31, 2007 the Company has a working capital deficiency of $228,707 (at December 31, 2006 there was a working capital deficiency of $176,538). The working capital deficit includes $77,060 payable to an outside management company (creditor) for monthly management fees, services, rent and office and administration charges. The creditor has informally agreed to defer collection of this Company debt and is negotiating settlement of the debt for shares of common stock of the Company. The creditor is operating at arms length to the Company. The working capital deficit also includes $14,500 owing to EcoTech. The president of the Company is a principal of EcoTech and has agreed to the deferment of payment of this debt.

We have not earned any revenue since inception. We relied primarily on equity capital and loan proceeds fund our business activities. We need to raise additional funds through the sale of stock or borrowing just to maintain our corporate existence. Our cash requirements to operate for fiscal year 2007 are estimated at $150,000. As such, we will need additional funds to carry us through the end of the year and beyond. We are currently seeking out options for financing from shareholders or private placements but may not be successful in our further efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements
As of March 31, 2007 there were no off balance sheet arrangements.

Going Concern
We have minimal capital resources presently available to meet obligations normally expected by similar companies and have an accumulated deficit of $635,746 through March 31, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Colin Hall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period and which were not previously included in a Current Report on Form 8-K.

No securities were issued during the quarterly period ended March 31, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex Management Inc.

Date: April 24, 2007

	By:	/s/ Colin Hall
Colin Hall

	Title:	Chief Executive Officer and Director