Form 10QSB
period 2007-06-30
SOLANEX MANAGEMENT INC
filed 2007-08-14
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly transition period ended ______

0-49632
Commission file number:

SOLANEX MANAGEMENT INC.
(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 440 - 1555 E. Flamingo Road
Las Vegas, Nevada 89119
(Address of principal executive offices)

(604) 601-2107
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. (1) Yes [X]   No [   ]   (2) Yes [X]   No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of July 25, 2007 the Issuer had 12,033,730 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1. Interim Financial Statements

Solanex Management Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

	June 30	December 31
	2007	2006
	(Unaudited)

ASSETS
Current
Cash	$11,835	$93,797
Account receivable	710	0
	$12,545	$93,797

LIABILITIES

Current
Accounts payable and accrued liabilities	$151,539	$141,835
Promissory notes payable	128,500	128,500
	280,039	270,335

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

Issued and outstanding:
12,033,730 common shares (2006 – 12,033,730)	12,034	12,034

Additional paid-in capital	395,005	395,005

Deficit accumulated during the development stage	(674,533)	(583,577)
	(267,494)	(176,538)
	$12,545	$93,797

(The accompanying notes are an integral part of the interim financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 12,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30,
	2007	2006	2007	2006	2007

Revenue	$0	$0	$0	$0	$0

Expenses
Administration	9,417	18,127	15,417	28,552	115,043
Consulting fees	12,473	12,200	36,246	36,991	184,062
Feasibility study	0	0	0	0	9,250
Foreign exchange loss (gain)	135	178	(1,193)	(191)	1,194
Office and rent	6,432	3,902	12,952	22,668	143,895
Organization expenses	0	0	0	0	6,228
Professional fees	10,330	24,253	27,534	25,548	114,862
Technology cost	0	0	0	0	100,000
	38,787	58,660	90,956	113,568	674,533

Net Loss For The Period	$(38,787)	$(58,660)	$(90,956)	$(113,568)	$(674,533)

Basic And Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number
Of Shares Outstanding	12,033,730	11,091,422	12,033,730	10,538,564

(The accompanying notes are an integral part of the interim financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS ENDED		SIX MONTHS ENDED		OCTOBER 12,
	JUNE 30		JUNE 30		2000 TO JUNE
	2007	2006	2007	2006	30, 2007

Cash Flows (Used In) Operating Activities
Net loss for the period	$(38,787)	$(58,660)	$(90,956)	$(113,568)	$(674,533)

Adjustment for items not affecting cash:
Expenses not paid with cash	0	0	0	0	7,387
Foreign exchange income (loss)	(135)	178	1,193	(191)	1,193
Net changes in non cash operating working capital
items:
Account receivable	0	0	(710)	0	(710)
Accounts payable and accrued liabilities	(12,147)	24,075	9,704	26,921	246,808
	(51,069)	(34,407)	(80,769)	(86,838)	(419,855)

Cash Flows Provided By Financing Activities
Issuance of common shares	0	0	0	100,000	264,998
Loans payable	0	(2,000)	0	(24,659)	170,272
	0	(2,000)	0	75,341	435,270

Foreign Exchange Effect On Cash	135	(178)	(1,193)	191	(3,580)

Increase (Decrease) In Cash	(50,934)	(36,585)	(81,962)	(11,306)	11,835

Cash, Beginning Of Period	62,769	40,709	93,797	15,430	0

Cash, End Of Period	$11,835	$4,124	$11,835	$4,124	$11,835

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$0	$0	$0	$0	$0
Income taxes paid	0	0	0	0	0

Supplemental Disclosure Of Non-Cash
Financing Activities
Common shares issued for the acquisition of	$0	$0	$0	$0	$3,500
technology
Common shares issued on conversion of	0	0	0	0	26,772
promissory note
Common shares issued for organization of the	0	0	0	0	1,500
Company
Common shares issued to settle payables	0	0	0	0	95,269

(The accompanying notes are an integral part of the interim financial statements)

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2007

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

On October 12, 2000 Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights Mr. Hall was compensated $2,000 dollars and 1,500,000 shares of Solanex common stock, and the group of investors were compensated an aggregate of 2,000,000 shares of Solanex common stock. The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the Licensing date. This Agreement and License of Intellectual Property Rights has been renewed on a month to month basis and has been supplemented with a joint venture agreement between Solanex Management Inc. and EcoTech Waste Management Systems, Inc., the terms of which continue to be negotiated. Mr. Hall is a director of the Company and a principal of EcoTech Waste Management Systems, Inc. (EcoTech).

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

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2007 and the results of its operations for the three and six months then ended. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of $674,533 to June 30, 2007.

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

4. PROMISSORY NOTES PAYABLE
The promissory notes payable are unsecured, non interest bearing and without fixed terms of repayment. The loans payable may be converted in whole or in part into common shares of the Company at the option of the lenders at a mutually agreed price per share. Certain of the loans are payable on demand.

5. COMMON STOCK
Stock issued to settle debt has been issued at fair market values as estimated by the Company.

On October 12, 2000 the Company issued 3,500,000 shares of common stock at $0.001 per share in compensation for the acquisition of a license agreement to certain technology and intellectual property, and issued 1,500,000 shares of common stock at $0.001 per share in compensation for organizational expenses.

In 2003 the Company issued 310,000 restricted shares of common stock at $0.01 per share pursuant to a private placement in the amount of $3,100, and issued 281,725 free trading and 2,267,000 restricted shares of common stock for settlement of a $96,939 payable.

On December 1, 2003 the Company acquired and cancelled 750,000 restricted shares of common stock for the consideration of $1.00.

On April 12, 2004 the Company issued 419,300 shares of common stock at $0.04 per share in settlement of $16,772 in promissory notes payable.

On September 30, 2005 the Company recorded the issuance of 2,130,705 common shares at $0.04 per share in settlement of share subscriptions received by the Company on October 1, 2004.

On February 9, 2006 the Company issued 1,000,000 shares of common stock at $0.10 per share pursuant to a private placement in the amount of $100,000 and issued 375,000 shares for cash at $0.04 in the amount of $15,000.

On June 9, 2006 the Company issued 250,000 shares of common stock at $0.04 per share in settlement of a $10,000 promissory note payable.

On September 28, 2006 the Company issued 750,000 restricted shares of common stock at $0.10 per share pursuant to a private placement in the amount of $75,000.

6. RELATED PARTY TRANSACTIONS AND AMOUNTS OWING
Colin V. Hall, the Company’s President and the developer of the Company’s technology, together with EcoTech Waste Management Inc., a company of which he is a principal, owned 29.1% (2005: 36.2%) of the issued and outstanding shares of the Company as of June 30, 2007. As of June 30, 2007, $14,500 (2006: $14,500) was owing to EcoTech for services performed during prior periods. This amount is included in accounts payable and accrued liabilities.

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

Our business is divided into three areas: the development, manufacture, and sale of the Thermal Destructor; the development, manufacture, and sale of the portable Steam Injection System; and investing in mineral resource properties.

Thermal Destructors
A Thermal Destructor is a self contained, mobile, soil residue combustion system to be used for cleaning contaminated sites by sterilizing soil. The Thermal Destructor consists of a high efficiency, waste or gas-fired combustion chamber and an exhaust gas, low-pressure drop liquid scrubber effective in trapping pollutants in air emissions. A common use of the Thermal Destructor is what oilfield engineers refer to as “post-op dirt burning”, the practice of cleaning up hydrocarbon spills at the end of the life of a production well by passing the soil and substrate through a rotary kiln, such as in our device, whereby the hydrocarbons are burned, delivering sterile and cleaned soil and clay residues.

Steam Injection System
The Steam Injection System is an offshoot from our original high temperature Thermal Destructor also being developed for use by the oil industry. We have utilized the body, drive mechanism, and heating components from the Thermal Desructor to create a portable high temperature, high pressure steam generation unit.

The Steam Injection System is designed specifically for use in oil fields where high-pressure steam can be injected into the oil formation to soften the material in which the oil is trapped and to help dilute and separate heavy oil from the earth. The injection of steam under high pressure also creates channels and cracks through which the oil can flow to the well. This is a tertiary retrieval method used to capture oil from wells already exhausted via primary and secondary means of oil retrieval.

The most immediate market for a quick-deployment, mobile or short term steam generation and delivery system such as our Steam Injection System is companies who are in the bitumen/heavy oil exploitation business. Bitumen is a semisolid, degraded, tar-like form of oil that does not flow at normal temperatures and pressures. Bitumen cannot be produced from a well unless it is heated or diluted. Most of today's major commercial on-site bitumen projects use steam to heat and dilute the bitumen.

Expansion of Business into Resource Sector
By using our contacts in the resources sector we have considered implementing steps including taking our Company into a new channel of business by way of actively seeking mineral resource property opportunities. We turned down an opportunity to acquire an option interest in a sand and gravel deposit for payment of up to $75,000 over four years and the issuance of up to 2,000,000 shares of common stock. Management believed that acquiring the option at this stage was premature in our development and would divert needed capital away from our core business pursuits. However, we intend to continue our search in the resource sector and seize the right opportunity when our capital resources permit and when the timing is right.

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

Product Development
We intend to finalize the technical designs for our Steam Injection System within the next twelve months and begin the sale and manufacture of Steam Injection Systems to oil companies who do or could utilize steam injection as a method to recover oil held in Bitumen or oil sands. Our marketing program will begin in earnest prior to the completion of the finalization of our technical designs.

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

Manufacturing
During the next year, we plan to contract with third parties to manufacture and assemble our Steam Injection System according to our technical specifications. There are a number of manufacturing facilities capable of producing equipment of this type and size. We have made initial arrangements with TS2000-Star Vehicle Technologies Inc. (www.ts2000-star.com), a company that has production facilities under construction in Malakwa, British Columbia in a joint venture with Heromin, the North American arm of Yituo China Manufacturing Group (“YTO”). YTO is a large company in China with approximately 52,000 employees (www.yto.com.cn). We are currently pursuing bids from other manufacturing companies, and intend to sign a contract with at least one company in the coming year.

The TS2000/Heromin Joint Venture has indicated that it may open a U.S. facility in the Free Trade Zone at the Port of Bellingham, once the Canadian operation is running smoothly in about 16 months. With assembly in Bellingham of components manufactured in China (heavy steel components) and others in the

United States (controls, computer systems and electronics), an alliance with this manufacturer should prove very advantageous in our U.S. operations.

Because our Steam Injection System requires a significant amount of capital to manufacture, we will not maintain a standing inventory of products. As is customary with companies that develop and manufacture large construction and/or mining equipment, each unit will be made to order, manufactured to the customer’s specifications in order to meet their unique needs. This will provide the most appropriate product to our customer and reduces our need to tie up large amounts of capital in inventory.

When a customer purchases one of our Steam Injection Systems, we plan to send a field operations specialist to their operations site. Our specialist will interview the customer’s engineers, survey the operations site, and collect other relevant data. He will then provide our technicians and our contract manufacturer with 3D terrain and site modeling and design specifications based upon the customer’s needs. As our liaison with the customer’s site engineers, he will provide information such as required delivery temperatures and pressures and pumping distances. He will also help determine the number of systems we will need to supply to meet the customer’s needs for a particular operations site.

Marketing
To date, interest in our technology has been generated, through the direct efforts of our sole executive officer, Mr. Hall, with engineers and engineering firms servicing the oil production industry in North America. Through this contact, Mr. Hall has been able to generate some positive interest in our technology. Additionally, Mr. Hall is commencing a program to identify marginal oil shale opportunities from which oil could not previously be profitably recovered because of the high fixed costs associate with building large, permanent steam-generation units. By offering access to our technology, which will make oil recovery from such properties a profitable operation, Mr. Hall is seeking joint ventures with oil firms to bring those oil shale deposits into production.

In the next twelve months, we intend to continue to use the services of Mr. Hall to sell our technology, seeking joint ventures as well as direct sales. If future sales justify the expense, however, we may employ sales personnel to market our products to potential customers. These representatives will be responsible for soliciting, selecting and securing opportunities within a particular regional territory. We expect to pay such representatives on a commission basis, with commissions depending on the size of the sale. We expect to provide service and support to our representatives, including advertising, technical data sheets and design services on a fee basis, and sales materials. We do not intend to incur the costs of marketing and sales personnel in the next twelve months unless our revenues are enough to absorb the cost of these personnel, especially as it will be some months before we have field-ready systems to offer.

Access International Matting (“AIM”) and Heromin Machinery (Canada) will assist Mr. Hall in the development of an overall project marketing plan and a project financial plan. The intention is to have the first customer finance the initial plant, which it is anticipated will take nine months to build. AIM has recently employed three people to develop the Heromin market and we are to be represented by AIM on an ad-hoc, commission only basis. A web site describing Solonex Management's services is under construction and will be linked from the TS2000, ecoTECH, Heromin and AIM sites.

We are also currently working with engineering firms that are connected with steam stimulation or steam-assisted gravity drainage projects in Alberta, Canada. We hope to secure an agreement in the next 12 months with one or more of these firms on a project in Alberta. We anticipate that an engineering firm will help us provide consulting on engineering and product application needs, monitor the finished system’s performance, and with proven performance, thereafter recommend the system to the firm’s clients, with an option to invest in, or take over the program.

Financing Plans
The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of June 30, 2007 we had cash in the amount of $11,835. We have forecasted expenditures of

$150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall nor EcoTech Waste Management Systems, Inc. have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the third quarter of 2007. We have not identified any broker-dealers to assist in our financing efforts. Currently, we believe we have the required funds to cover our expenses through the end of June 2007. Our anticipated expenses through December 31, 2007 are:

We have agreed to pay $40,000 towards the cost of marketing of our products and technology to our first customer. The marketing funds were included in our budget to June 30, 2007.

We intend to complete a private placement of a minimum of $50,000 pursuant to an offering under Rule 901 of Regulation S during this quarter. These funds will be used to cover costs included in the current budget and may be used for the hiring of corporate management personnel and to cover any additional costs associated with ongoing business development and attracting a commercial partner.

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

Results of Operations for the three and six months ended June 30, 2007 and 2006
No revenue was recorded for the three or six months periods ended June 30, 2007 and no revenue has been generated since inception.

Net loss for the three months period ended June 30, 2007 was $38,787 compared to a loss of $58,660 for the three months ended June 30, 2006. The expenditures comprising the loss for the three months ended June 30, 2007 consisted primarily of administrative expenses in the amount of $9,417 (2006 - $18,127), consulting and professional fees in the amount of $22,803 (2006 - $36,453) and office/rent in the amount of $6,432 (2006 - $3,902). During the three months ended June 30, 2007 we expended $12,473 on our review of our Company’s high temperature burner technology and other opportunities available to it in the resource sector ($12,200 for the comparable period in 2006).

Net loss for the six months period ended June 30, 2007 was $90,956 compared to a loss of $113,568 for the six months ended June 30, 2006. The expenditures comprising the loss for the six months ended June

30, 2007 consisted primarily of administrative expenses in the amount of $15,417 (2006 - $28,552), consulting and professional fees in the amount of $63,780 (2006 - $62,539) and office/rent in the amount of $12,592 (2006 - $22,668). During the six months ended June 30, 2007 we expended $36,246 on outside consultants in our review of our Company’s high temperature burner technology and other opportunities available to it in the resource sector ($36,991 for the comparable period in 2006).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as by loans from directors and other shareholders. The Company did not issue any shares during the three months ended June 30, 2007 or during the three months ended June 30, 2006.

As of June 30, 2007 the Company has a working capital deficiency of $267,494 (at December 31, 2006 $176,538). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for fiscal year 2007 are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements
As of June 30, 2007 there were no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2007 nor did the Company commence any lawsuits during the same period.

ITEM 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2007 the Company issued the following securities: No shares issued during this period.

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

Solanex Management Inc.

By:	/s/ Colin Hall
Colin Hall, President
President and Director

Date:	August 13, 2007