Form 10QSB
period 2007-09-30
SOLANEX MANAGEMENT INC
filed 2007-11-14
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(604) 601-2107
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ X ]   No [     ]    (2) Yes [ X ]   No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]   No [     ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of July 25, 2007 the Issuer had 12,033,730 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006; and
F-2	Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 and for the cumulative period from inception October 12, 2000 to September 30, 2007; and
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and for the cumulative period from inception October 12, 2000 to September 30, 2007; and
F-4	Notes to Consolidated Financial Statements.

These interim consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2007.

The interim consolidated financial statements of the Company were prepared by management and commence on the following page, together with related notes. In the opinion of management, the interim consolidated financial statements fairly present the financial condition of the Company at September 30, 2007. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2006.

Solanex Management Inc.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(expressed in U.S. dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current
Cash	$27,498	$93,797
Prepaid expense	1,147	0
Account receivable	710	0
	29,355	93,797

LIABILITIES
Current
Accounts payable and accrued liabilities	$152,786	$141,835
Promissory notes and loans payable (note 6)	173,500	128,500
	326,286	270,335

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

Issued and outstanding:
12,033,730 common shares (December 2006 – 12,033,730)	12,034	12,034

Additional paid-in capital	395,005	395,005

Share Subscriptions	0	0

Deficit accumulated during the development stage	(703,970)	(583,577)
	(296,931)	(176,538)
	$29,355	$93,797

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Consolidated Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 12
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2007	2006	2007	2006	2007

Revenue	$0	$0	$0	$0	$0

Expenses
Administration	14,953	938	30,370	29,490	129,996
Consulting fees	5,677	25,488	41,923	62,479	191,450
Feasibility study	0	0	0	0	9,250
Foreign exchange loss (gain)	(339)	430	(1,532)	239	855
Office and rent	3,766	11,692	16,718	34,360	147,661
Organization expenses	0	0	0	0	6,228
Professional fees	5,379	6,585	32,913	32,133	118,530
Technology cost	0	0	0	0	100,000
	29,436	45,133	120,392	158,701	703,970

Net Loss For The Period	$(29,436)	$(45,133)	$(120,392)	$(158,701)	$(703,970)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number
Of Shares Outstanding	12,033,730	11,033,778	12,033,730	10,935,745

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	NINE MONTHS ENDED		OCTOBER 12,
	SEPTEMBER 30		2000 TO
	2007	2006	SEPTEMBER 30,
			2007

Cash Flows Used in Operating Activities
Net loss for the period	$(120,392)	$(158,701)	$(703,970)

Adjustments For Items Not Affecting Cash:
Expenses not paid with cash	(1,532)	239	7,048
Net Changes in Non Cash Operating Working Capital
Items:
Change in prepaid expense	(1,147)	0	(1,147)
Change in accounts receivable	(710)	0	(710)
Change in accounts payable and accrued liabilities	10,950	28,693	248,055
	(112,831)	(129,769)	(450,724)

Cash Flows From Financing Activities
Issuance of common stock, net of share subscriptions	0	125,000	264,998
Share subscriptions	0	60,000	0
Loans payable	45,000	(11,159)	215,272
	45,000	173,841	480,270

Foreign Exchange Effect On Cash	1,532	(239)	(2,048)

Increase (Decrease) In Cash	(66,299)	43,833	27,498

Cash, Beginning Of Period	93,797	15,430	0

Cash, End Of Period	$27,498	$59,263	$27,498

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$0	$0	$0
Income taxes paid	0	0	0

Non-Cash Financing Activities:
Stock issued for the acquisition of technology	$0	$0	$3,500
Stock issued on conversion of promissory notes	0	16,772	26,772
Stock issued for organization of the Company	0	0	1,500
Stock issued to settle payables	0	0	95,269

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2007

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

The interim financial statements of the Company are consolidated with the financial statements of its two wholly owned subsidiary companies: Solanex Placer Inc. and Solanex Recovery Inc. All inter company accounts and transactions have been eliminated on consolidation. At September 30, 2007 both subsidiary companies were inactive.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Technology Development Costs

The costs to acquire and develop new technology and enhancements to existing technology are expensed as incurred until such time as technological feasibility is demonstrated.

(b)	Use of Estimates

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

(c)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

	i)	monetary items at the rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense items at the average rate in effect during the applicable accounting period.

(d)	Financial Instruments

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

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2007 and the results of its operations for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of $703,970 to September 30, 2007.

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

The Company’s president, Colin Hall, is also a principal of EcoTech.

5.	PROMISSORY NOTES AND LOANS PAYABLE

The promissory notes may be converted in whole or in part into common shares of the Company at the option of the lender at a mutually agreed price per share. The promissory notes are unsecured and bear no interest. Of these notes, three promissory notes, aggregating principal amounts of $20,000, were due prior to September 30, 2007. Renewal dates or terms have not yet been negotiated for these notes. All other principal amounts are due on demand.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

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

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

Colin V. Hall, the Company’s President and the developer of the Company’s technology, together with EcoTech Waste Management Inc., a company of which he is a principal, owned 29.1% (2005: 36.2%) of the issued and outstanding shares of the Company as of September 30, 2007. As of September 30, 2007, $14,500 (2006: $14,500) was owing to EcoTech for services performed during prior periods. This amount is included in accounts payable and accrued liabilities.

8.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. Management services provided and rental of premises are on a month to month basis

ITEM 2. Management’s Discussion and Analysis or Plan

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business and additional factors that could materially affect our financial results is included herein and in our other filings on EDGAR.

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

Expansion of Business into Resource Sector

By using our contacts in the resources sector we have considered implementing steps including taking our Company into a new channel of business by way of actively seeking mineral resource property opportunities. We turned down an opportunity to acquire an option interest in a sand and gravel deposit for payment of up to $75,000 over four years and the issuance of up to 2,000,000 shares of common stock. Management believed that acquiring the option at this stage was premature in our development and would divert needed capital away from our core business pursuits. However, we have continued our search in the resource sector and intend to seize the right opportunity when our capital resources permit and when the timing is right. We are currently in a preliminary stage of review of a placer gold recovery operation located on property in Chile.

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

We have hired John Matthews as our field operations specialist to finalize designs for technical applications. Mr. Matthews has worked with Mr. Colin Hall, our officer and director, for 37 years and has detailed knowledge of our Steam Injection System and Thermal Destructor. These designs are necessary for integrating our products into proposed contracts, as described below under our discussion of “Manufacturing.” We expect Mr. Matthews to:

- provide services that include analyses of operation of field units, in connection with our Thermal Destructor) operation; and
- be a liaison with site engineers for specifications of our Steam Injection System.

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

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of September 30, 2007 we had cash in the amount of $27,498. We have forecasted expenditures of $150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall nor EcoTech Waste Management Systems, Inc. have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the fourth quarter of 2007. We have not identified any broker-dealers to assist in our financing efforts. Currently, we believe we have the required funds to cover our expenses through the end of December 2007. Our anticipated expenses through December 31, 2007 are:

We have agreed to pay $40,000 towards the cost of marketing of our products and technology to our first customer. The marketing funds were included in our budget to September 30, 2007.

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

Results of Operations for the three and nine months ended September 30, 2007 and 2006
No revenue was recorded for the three or nine month periods ended September 30, 2007 and no revenue has been generated since inception.

Net loss for the three months period ended September 30, 2007 was $29,436 compared to a loss of $45,133 for the three months ended September 30, 2006. The expenditures comprising the loss for the three months ended September 30, 2007 consisted primarily of administrative expenses in the amount of $14,953 (2006 - $938), consulting and professional fees in the amount of $11,056 (2006 - $32,073) and office/rent in the amount of $3,766 (2006 - $11,692). During the three months ended September 30, 2007 we expended $nil on our review of our Company’s high temperature burner technology and other opportunities available to it in the resource sector ($nil for the comparable period in 2006).

Net loss for the nine months period ended September 30, 2007 was $120,392 compared to a loss of $158,701 for the nine months ended September 30, 2006. The expenditures comprising the loss for the nine months ended September 30, 2007 consisted primarily of administrative expenses in the amount of $30,370 (2006 - $29,490), consulting and professional fees in the amount of $74,836 (2006 - $94,612) and office/rent in the amount of $16,718 (2006 - $34,360). During the nine months ended September 30, 2007 we expended $36,246 on outside consultants (included in consultants and professional fees above) in our review of our Company’s high temperature burner technology and other opportunities available to it in the resource sector ($36,991 for the comparable period in 2006).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as by loans from directors and other shareholders. The Company did not issue any shares during the three months ended September 30, 2007 or during the three months ended September 30, 2006.

As of September 30, 2007 the Company has a working capital deficiency of $296,931 (at December 31, 2006 $176,538). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for a fiscal year are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements
As of September 30, 2007 there were no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2007 nor did the Company commence any lawsuits during the same period.

ITEM 2. Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2007 the Company issued the following securities: No shares issued during this period.

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

Solanex Management Inc.

By:	/s/ Colin Hall
Colin Hall, President
President and Director

Date:	October 28, 2007