Form 10KSB
period 2007-12-31
SOLANEX MANAGEMENT INC
filed 2008-03-31
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes [ ] No [X ]

State issuer’s revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,560,119

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 12,033,730 common shares as of February 15, 2008

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

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

Our business is divided into three areas: the development, manufacture, and sale of Thermal Destructors; the development, manufacture, and sale of portable Steam Injection System; and searching for and investing in mineral resource properties.

Thermal Destructors

A Thermal Destructor is a self contained, mobile, soil residue combustion system to be used for cleaning contaminated sites by sterilizing soil. The Thermal Destructor consists of a high efficiency, waste or gas-fired combustion chamber and a new generation, exhaust gas, low-pressure drop liquid scrubber effective in trapping pollutants in air emissions. A common use of the Thermal Destructor is what oilfield engineers refer to as “post-op dirt burning,” the practice of cleaning up hydrocarbon spills at the end of the life of a production well by passing the soil and substrate through a rotary kiln, such as in our device, whereby the hydrocarbons are burned, delivering sterile and cleaned soil and clay residues. We are able to offer customers services for site clean up projects by contracting for such services with EcoTech Waste Management Systems, Inc. (“EcoTech”), a company which will be discussed further in this report.

On October 12, 2000, we acquired a license to certain technology and intellectual property from a group of investors and the developer of the technology, Colin V. Hall, our President and member of our board of directors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for on-site soil remediation to industrial, petrochemical and site remediation organizations. The intellectual property acquired included all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and License of Intellectual Property Rights (the ‘Destructor Agreement’), Mr. Hall was compensated two thousand ($2,000) dollars plus one million five hundred thousand (1,500,000) shares of our common stock and the investors, a group of ten individuals, were compensated an aggregate of two million (2,000,000) shares of our common stock. The license granted a royalty payable to Mr. Hall in the amount of seven (7%) percent of gross revenue derived from the sale or use of the soil Thermal Destructor. We have not commenced commercial operations, have generated no revenues, have no full-time employees, own no real estate and have valued the intellectual property rights at $nil on our balance sheet for accounting purposes.

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

As a consequence of our inability to finance our business plan, we have been looking for companies with better access to financing to partner with and better expose our technology to its intended market. EcoTech has assisted us in our quest to develop our technologies. We have also been analyzing and searching for synergistic business opportunities that will allow us to utilize our existing technology in other business applications. Our Steam Injection technology, described below, is an example of these efforts. We have also searched out other business opportunities as well and used our contacts within the industry to diversify our business plan to attract financing.

Our Arrangement with ecoTech

ecoTECH Waste Management Systems (1991) Inc. (web URL http://www.etwm.ca), is a Federal Canadian private company (presided over by Mr. Hall), that has owned the Intellectual Property rights to the Thermal Destructor since October 12, 2000.

On October 1, 2002 we entered into a joint venture agreement with ecoTECH. Under that agreement, we agreed to shed certain business and administrative responsibilities including product manufacturing, inventory maintenance, and website development, thereby enabling our company to concentrate more fully on marketing and sales efforts. Most integral under the agreement, we contracted the responsibility of manufacturing the Thermal Destructor to ecoTECH. In consideration for the services provided by ecoTECH, we are required to pay $100,000 to ecoTECH h in cash or shares of stock over the life of the agreement which is three (3) years. As of December 31, 2007 we have paid $85,500 and accrued $14,500 in accounts payable towards fulfilling our obligations under the agreement. We are still responsible for these remaining amounts to ecoTECH, and hope to reconcile when we are financially capable of doing so.

On May 23, 2006 we negotiated with ecoTECH and extended the terms of our original joint venture agreement. Under the Strategic Alliance Agreement, we defined the marketing responsibilities and, for an initial customer, we agreed to pay $40,000 of the costs associated with these marketing efforts and ecoTECH agreed to bear the balance of such costs. For each subsequent customer, we agreed to bear $50,000 worth of costs or whatever adjusted price is agreed upon between the parties on a later date. ecoTECH remains responsible to build each Thermal Destructor unit for a cost not to exceed $2,000,000 USD per unit. We agreed with ecoTECH to work together to determine revenue sharing arrangements in connection with any sales.

On September 29, 2006, aware that an ongoing relationship between ourselves and ecoTECH was critical to achieving success, ecoTECH assigned to us the full operating license rights to the Thermal Destructor and an offshoot technology known as the Steam Injection System in exchange for $2,000.

Steam Injection System

The Steam Injection System is a derivative technology from the original high temperature Thermal Destructor combustion, being developed for use by the oil sands and shale-heavy oil mining industry. It utilizes knowledge gained from the development of the Thermal Destructor to create a quick deployment, mobile high temperature, high pressure steam generation unit system comprising of a train of vehicles.

The Steam Injection System is designed specifically for use in oil fields where high-pressure steam can be injected into the oil formation to soften the material in which the oil is trapped and to help dilute and separate heavy oil from the earth. The injection of steam under high pressure also creates channels and cracks through which the oil can flow to the well. This latter example of application is a tertiary retrieval method, used to capture oil from wells which have already been exhausted via primary and secondary means of oil retrieval.

The most immediate market for a quick-deployment, mobile or short term steam generation and delivery system such as our Steam Injection System is to companies who are in the bitumen/heavy oil exploitation business. Bitumen is a semisolid, degraded, tar-like form of oil that does not flow at normal temperatures and pressures. Bitumen cannot be produced from a well unless it is heated or diluted. Most of today's major commercial on-site projects use steam to heat and dilute the bitumen.

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

  Portability,
  Lower cost to manufacture,
  Efficiency of burner, and
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

We estimate that it will require $3,500,000 to create a working prototype Steam Injection System (SIS) to be sold, rented or leased to an oil production company on a weekly, monthly or annual basis. We intend to obtain the required financing for the manufacture of each system from the intended customer. To date we have attracted no customers and have received no investor interest in financing our business plan.

Our Arrangement with ecoTECH

Under the October 1, 2002 joint venture agreement, ecoTECH agreed to search out and advise us on the development of technologies that may complement our business plan with the Thermal Destructor. In fulfillment of that contractual obligation, on October 12, 2006, ecoTECH signed an Addendum to the May 23, 2006 Strategic Alliance Agreement. For consideration of $2,000 paid to ecoTECH the parties agreed to expand our business relationship to include the Steam Injection System, a portable high temperature steam generation technology, and to jointly develop and market SISs for use across North America. Our marketing costs and revenue sharing provisions under the Strategic Alliance Agreement apply with equal force to both the Thermal Destructors and the Steam Injection System technology.

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

Employees

Currently, we have no employees and rely solely upon our officers and directors to provide management and further our affairs. Management devotes only a portion of their time to the affairs of our company. We contract with individuals and companies to meet our needs for field operations, promotional materials, administration and other products and services.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We are a reporting company with the United States Securities and Exchange Commission: our shares of common stock are quoted on the OTCBB.

Holders of Our Common Stock

As of February 15, 2008 there were 12,033,730 shares of common stock outstanding, held by 53 shareholders of record.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities with or without registration during the last fiscal year. See Note 6 to our audited financial statements for the fiscal year ended December 31, 2007 for more information on previous sales of unregistered securities. No such sales involved the use of an underwriter.

Equity Compensation Plans

On July 21, 2004 we registered our Performance Stock Plan (the “Plan”) under the Securities Act of 1933 (the “Act”) for up to 1,000,000 stock options which may be granted to employees, directors and consultants. We have not granted any stock options since inception and there were no stock options outstanding as of December 31, 2007.

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

Plan of Operation

Our plans for the next 12 months related to our Thermal Destructor and our Steam Injection System are currently secondary to pursuing financing.

Our Steam Injector System is designed to aid in heavy oil and bitumen retrieval using technology derived from the Thermal Destructor. In order to focus our resources in marketing the Steam Injection System for its intended purpose and to cross-market our Thermal Destructor for potential clients in the same industry (oil production) that are in need of soil contamination cleanup on their old oil fields, we must obtain sufficient funding to cover our projected working capital requirements. The Company continues to seek out other opportunities in the resource sector which may become available to the Company and which may be funded at levels of funding attainable by the Company.

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

We expect ecoTECH to:

  provide services that include analyses of operation of field units, in connection with our Thermal Destructor) operation; and
  be a liaison with site engineers for specifications of our Steam Injection System.
  design promotional materials and displays and assist management with the overall design of the Steam Injection System, its presentation and technology. We have a verbal arrangement to compensate our designer and expect to incur roughly $40,000 on our designer in the next twelve months. Colin Hall, the Company’s president, will oversee the overall project, including design, marketing and finance.

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

Marketing

To date, interest in our technology has been generated through the direct efforts of our executive officer, Mr. Hall, with engineers and engineering firms servicing the oil production industry in North America. Through this contact, Mr. Hall has been able to generate some positive interest in our technology. Additionally, Mr. Hall is commencing a program to identify marginal oil shale opportunities, from which oil could not previously be profitably recovered because of the high fixed costs associate with building large, permanent steam-generation units. By offering access to our technology, which will make oil recovery from such properties a profitable operation, Mr. Hall is seeking joint ventures with oil firms to bring those oil shale deposits into production.

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

Access International Matting (“AIM”) and Heromin Machinery (Canada) will assist Mr. Hall in the development of an overall project marketing plan and a project financial plan. The intention is to have the first customer finance their initial plant, which it is anticipated will take nine months to build. AIM has recently employed three people to develop the Heromin market and we are to be represented by AIM on an ad-hoc, commission only basis, starting in September 2008. A web site describing Solonex Management's services is under construction and will be linked from the TS2000, ecoTECH, Heromin and AIM sites.

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

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of December 31, 2007 we had cash in the amount of $12,061. We have forecasted expenditures of $150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall, ecoTECH Waste Management Systems (1991), Inc.

nor any other shareholders or third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in during 2008. We have not identified any broker-dealers to assist in our financing efforts. Currently, we believe we have the required funds to cover our expenses through the end of April 2008. Our anticipated expenses for the following year are:

Quarter 1 – January/February/March 2008

We have a budget for general administration and operating costs of $4,000 per month, or $12,000 this quarter, and to advance no more than $10,000 to Mr. John Mathews, our field operations specialist, for his work in this quarter.

Quarter 2 – April/May/June 2008
We have agreed to pay $40,000 towards the cost of marketing of our products and technology to our first customer. The marketing funds are included in our budget for June 30, 2008.

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

Quarter 3 – July/August/September 2008

We believe we will have funds still available for this quarter to cover the approximate $12,000 in costs associated with the general administration and regulatory reporting requirements of our company.

Quarter 4 – October/November/December 2008
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

We expect to have a working relationship with a commercial and financial partner by December 31, 2008. Therefore, we expect to reassess our financing requirements during this quarter. The initial requirements for research and development of our technology will have been paid for and we hope the initial sales and marketing program for our prototype will have been completed.

Results of Operations

For the 2007 fiscal year, we incurred a loss in the amount of $141,668 compared to a loss of $229,755 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing our business plan.

We are in the process of evaluating our technology’s business potential and incurred costs of $45,574 during the year ended December 31, 2007 to that end (compared to $113,606 during 2006). We anticipate that until these procedures are completed, we will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

At the fiscal year ended December 31, 2007 we had spent an accumulated total of $100,000 towards the research and development of our technology (no change from December 31, 2006). During the period from October 12, 2000 (date of incorporation) through December 31, 2007 we received no revenues.

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

During the year ended December 31, 2007 we raised $45,000 in loans for total loans outstanding of $173,500 at December 31, 2007 (compared to $128,500 at December 31, 2006) and issued nil shares of common stock (2006 – we issued 1,750,000 shares of common stock for proceeds to our company of $175,000). Since we do not anticipate generating significant revenues over the next year, we intend to depend upon equity financing through private placement offerings of our common stock to fund the implementation of our business plan. Over the longer term, two to five years, we expect to fund our operations through a combination of revenues from the operation of our business and through additional equity financing. To date, we have generated $nil revenue.

We will need additional capital to carry out our business plans. No commitments to provide additional funds have been made by management or other stockholders or investors. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to us or at all.

Off Balance Sheet Arrangements

As of December 31, 2007 there were no off balance sheet arrangements.

Going Concern

Since inception, we have suffered recurring losses and net cash outflows from operations, and at December 31, 2007 have a working capital deficiency of $318,206 (2006 - $176,313). We expect to continue to incur substantial losses as we develop our business plan. Since inception, we have funded operations through common stock issuances and accounts payable in order to meet our strategic objectives. Management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
(A Development Stage Company)
FINANCIAL STATEMENTS
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Solanex Management, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Solanex Management, Inc. (A Development Stage Company) at December 31, 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the cumulative period from October 12, 2000 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Solanex Management, Inc. as of December 31, 2006 and from October 12, 2000 (inception) to December 31, 2006 were audited by other auditors whose report dated March 20, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solanex Management, Inc. at December 31, 2007 and the results of its operations and its cash flows for the year then ended and from October 12, 2000 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recorded significant losses from operations, and is dependent on financing to continue operations, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Solanex Management Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Solanex Management Inc. (a development stage company) as of December 31, 2006 and the related statements of operations, cash flows, and stockholders’ deficiency for the year ended December 31, 2006 and for the cumulative period from October 12, 2000 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solanex Management Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from October 12, 2000 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2007	2006
ASSETS
Current
Cash	$12,061	$93,797
Prepaid expense	1,147	-
Total current assets	13,208	93,797
Total assets	$13,208	$93,797
LIABILITIES
Current
Accounts payable and accrued liabilities	$139,124	$123,045
Payable to related parties	18,790	18,790
Promissory notes payable (Note 5)	173,500	128,500
Total current liabilities	331,414	270,335
Total liabilities	331,414	270,335
STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:
Nil preferred shares	-	-
12,033,730 common shares (2006 – 12,033,730)	12,034	12,034
Additional paid-in capital	395,005	395,005
Deficit accumulated during the development stage	(725,245)	(583,577)
Total stockholders’ deficiency	(318,206)	(176,538)
Total liabilities and stockholders’ deficiency	$13,208	$93,797

The accompanying notes are an integral part of the financial statements.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Administration	37,568	29,490	137,194
Consulting fees	45,574	113,606	193,389
Feasibility study	-	-	9,250
Foreign exchange loss	1,075	-	3,462
Office and rent	19,045	47,039	149,988
Organization expenses	-	-	6,228
Professional fees	34,510	39,845	121,838
Technology cost	-	-	100,000
	137,772	229,980	721,349

Net loss from operations	(137,772)	(229,980)	(721,349)
Other income (expense)
Interest	(3,896)	-	(3,896)
Net loss before income taxes	(141,668)	(229,980)	(725,245)
Income tax expense	-	-	-

Net loss	$(141,668)	$(229,980)	$(725,245)

Basic And Diluted Loss Per Common Share
	$(0.01)	$(0.02)

Weighted Average Number Of Common
Shares Outstanding	12,033,730	11,200,511

The accompanying notes are an integral part of the financial statements

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	YEARS ENDED		2000 TO
	DECEMBER 31		DECEMBER 31
	2007	2006	2007

Cash Flows Used In Operating Activities
Net loss for the period	$(141,668)	$(229,980)	$(725,245)
Adjustments to reconcile net income to net cash:
Expenses not paid with cash	-	-	7,387
Changes in assets and liabilities:
Prepaid expense	(1,147)	-	(1,147)
Increase in accounts payable and accrued
liabilities	16,079	49,506	253,183
Net cash flow provided by operating activities	(126,736)	(180,474)	(465,822)

Cash Flows Provided By Financing Activities
Proceeds from issuance of common shares	-	175,000	264,998
Proceeds from loans payable	45,000	83,841	215,272
Net cash flow provided by financing activities	45,000	258,841	480,270

Foreign Exchange Effect On Cash	-	-	(2,387)

(Decrease) Increase In Cash	(81,736)	78,367	12,061

Cash, Beginning Of Period	93,797	15,430	-

Cash, End Of Period	$12,061	$93,797	$12,061

Supplemental Information of Cash-Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Supplemental Disclosure Of Non-Cash Financing Activities
Common shares issued for the acquisition of
technology	$-	$-	$3,500
Common shares on conversion of promissory notes	-	10,000	26,772
Common shares issued for organization of the
Company	-	-	1,500
Common shares issued to settle payables	-	-	95,269
Common shares issued for share subscriptions
received	-	15,000	15,000

The accompanying notes are an integral part of the financial statements.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
PERIOD FROM OCTOBER 12, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2007

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
(Stated in U.S. Dollars)

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)
PERIOD FROM OCTOBER 12, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2007
(Stated in U.S. Dollars)

					DEFICIT
	CAPITAL STOCK			SHARE	ACCUMULATED
			ADDITIONAL	SUBSCRIPTIONS	DURING THE
	COMMON		PAID-IN	RECEIVED	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	(RECEIVABLE)	STAGE	TOTAL

Balance, December 31,
2004	7,528,025	$7,528	$114,283	$85,228	$(275,446)	$(68,407)

Stock issued on conversion
of share subscriptions,
September, 2005 at $0.04
per share
	2,130,705	2,131	83,097	(85,228)	-	-
Share subscriptions	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(78,151)	(78,151)

Balance, December 31,
2005	9,658,730	9,659	197,380	15,000	(353,597)	(131,558)

Stock issued for cash,
February, 2006 at $0.10
per share	1,000,000	1,000	99,000	(15,000)	-	85,000
Stock issued for cash,
February, 2006 at $0.04
per share	375,000	375	14,625	-	-	15,000
Stock issued for promissory
notes, June, 2006 at $0.04
per share
	250,000	250	9,750	-	-	10,000
Stock issued for cash,
September, 2006 at $0.10
per share	750,000	750	74,250	-	-	75,000
Net loss for the year	-	-	-	-	(229,980)	(229,980)

Balance, December 31,
2006	12,033,730	$12,034	$395,005	$-	$(583,577)	$(176,538)

Net loss for the year	-	-	-	-	(141,668)	(141,668)
Balance, December 31,
2007	12,033,730	$12,034	$395,005	$-	$(725,245)	$(318,206)

The accompanying notes are an integral part of the financial statements.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

	a)	Development Stage Company

Solanex Management Inc. (the “Company”) was incorporated in the State of Nevada on October 12, 2000 under the name EcoSoil Management Corp. and is in its early developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date, the Company’s only activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan.

The Company intends to develop and market technology specializing in high temperature soil remediation, as well as portable high temperature steam generation technology for the resource and environmental industries. Systems include a portable high temperature burner system and high temperature burner gasifier systems.

	b)	Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations, and at December 31, 2007 has a working capital deficiency of $313,110 (2006 - $178,538). The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several business and financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful in obtaining sufficient funds, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	c)	Income Taxes

The Company has adopted SFAS No. 109 – “Accounting for Income taxes” (“SFAS 109”). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d) Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. Basic and diluted loss per share are the same as any exercise of options or warrants would be anti-dilutive. The Company currently has no stock dilutives. Earnings per share have been calculated as follows:

		2007	2006
Numerator:	Net loss	$141,668	$229,980
Denominator:	Weighted average number of shares issued	12,033,730	11,200,511

Earnings (loss) per share		$(0.01)	$(0.02)

e)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

	i)	monetary items at the rate prevailing at the balance sheet date;

	ii)	non-monetary items at the historical exchange rate;

	iii)	revenue and expense items at the average rate in effect during the applicable accounting period.

f)	Financial Instruments

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

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

information. The disclosure provisions of SFAS No. 148 were effective for the Company from the year ended December 31, 2004.

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123R, as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123R, the Company applies the fair value method using the Black-Scholes option- pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2007, the Company has not granted any stock options.

	h)	Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

3.	RECENT ACOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. We will be required to fully recognize the assets and obligations associated with any defined benefit plan which we may put in place. Effective for our fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. Currently there is no impact from this standard on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument- by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We have not yet determined the impact this standard will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Non Controlling Interests in Consolidated Financial Statements – an amendment of ARB no. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

3.	RECENT ACOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

4.	LICENSE AND TECHNOLOGY RIGHTS

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

The Company has not recorded any capitalized costs for any licensed technology at December 31, 2007.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

5.	PROMISSORY NOTES PAYABLE

The promissory notes may be converted in whole or in part into common shares of the Company at the option of the lender(s) at a mutually agreed price per share. The promissory notes are unsecured and bear no interest and are due on demand. Management has imputed interest at 8% and accrued the interest in the event of conversion.

	2007	2006
Promissory note – unsecured, bears interest at 2% and
due on demand	$5,000	$5,000
Promissory note – unsecured, bears interest at 2% and
due on demand	$7,000	$7,000
Promissory note – unsecured, bears interest at 2% and
due on demand	$8,000	$8,000
Promissory note – unsecured, bears interest at 2% and
due on demand	$5,000	$5,000
Promissory note – unsecured, bears interest at 2% and
due on demand	$6,000	$6,000
Promissory note – unsecured, bears interest at 2% and
due on demand	$12,500	$12,500
Promissory note – unsecured, bears interest at 2% and
due on demand	$50,000	$50,000
Promissory note – unsecured, bears interest at 2% and
due on demand	$35,000	$35,000
Promissory note – unsecured, non interest bearing and
due on demand	$25,000	$-
Promissory note – unsecured, non interest bearing and
due on demand	$20,000	$-

Total	$173,500	$$128,500

6.	CAPITAL STOCK

No preferred shares have been issued. The preferred shares have been authorized without terms. The terms of the preferred shares will be set by the Company’s board of directors as , if and when the preferred shares are issued.

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

On July 21, 2004, the Company registered its Performance Stock Plan (the “Plan”), under the Securities Act of 1933 (the “Act”), for up to 1,000,000 stock options, which may be granted to employees, directors and consultants. The Company has not granted any stock options since inception and there were no stock options outstanding as of December 31, 2007.

SOLANEX MANAGEMENT INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Stated in U.S. Dollars)

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended December 31, 2007 the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

Except as disclosed elsewhere in these notes, following are related party transactions and amounts owing:

As of December 31, 2007, $14,500 (2006 - $14,500) was owing to EcoTech, of which the President of the Company is a principal, and $4,290 (2006 - $4,290) was owing to the President. These amounts are included in accounts payable and accrued liabilities.

The Company currently has no employees and relies upon its officers and directors to further its affairs. The officers and directors provide services to the Company without any compensation.

9.	INCOME TAXES

A reconciliation of statutory federal income tax rates to the Company’s effective tax rate is as follows:

	2007	2006

Expected tax recovery at 34%	$(46,400)	$(79,560)
Change in valuation allowance	46,400	79,560
Income tax provision	$-	$-
The Company was not taxable in 2006 and 2005.

Deferred tax assets at December 31 were as follows:

	2007	2006

Gross tax deferred asset
Operating loss carry forwards	$136,000	$230,000
Valuation allowance	(136,000)	(230,000)

Net deferred tax asset	$-	$-

The Company has net operating losses carried forward of approximately $720,000 (2006 - $584,000) and has provided a full valuation allowance due to the uncertainty of the utilization of the benefits of these losses which begin to expire in 2021.

10.	CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes. Management services provided and rental of premises are on a month to month basis

	2007	2006
Rent paid	$16,700	$26,400

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues. Effective December 31, 2007 Morgan and Company, Chartered Accountants, resigned as the principal accountant engaged to audit the financial statements of Solanex Management Inc. (the "Company"). Morgan and Company performed the December 31, 2006 and 2005 audits of the Company's financial statements. During this period and the subsequent interim period prior to their resignation, there were no disagreements with Morgan and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Morgan and Company’s satisfaction would have caused Morgan and Company to make reference to this subject matter of the disagreements in connection with Morgan and Company’s audit report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(iv) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

In February 2008 the Company engaged Chisholm, Bierwolf & Nilson, LLC to audit the Company's financial statements for the year ended December 31, 2007. Prior to its engagement, the Company had not consulted with Chisholm, Bierwolf & Nilson with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K). The Board of Directors of the Company approved the change in accountants described herein and Chisholm, Bierwolf & Nilson performed the audit of the Company's December 31, 2007 financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Colin V. Hall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

ITEM 8B. OTHER INFORMATION

Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Based upon their assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

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

Significant Employees

Mr. Todd Ingram is the Secretary of our company and performs administrative functions. He has a Bachelor’s of Business Administration and has completed studies in advanced Business Management. He has a varied background with public and private companies working in marketing, sales, and advanced administration including setup and design of corporate structure. Mr. Ingram was paid $nil in consulting fees during the year ended December 31, 2007 ($17,000 during 2006).

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2007 the board of directors:

Reviewed and discussed the audited financial statements with management, and

Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007 the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Colin V. Hall President and Director	0	0	1
EcoTech Waste Management Affiliate Shareholder	0	0	1

Code of Ethics Disclosure

As of December 31, 2007 we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behaviour of our officers. We anticipate that we will adopt a code of ethics once we are in a position to do so.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2007, 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation Compensation Compensation			Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Colin V.	2007	0	0	0	0	0	0	0	0
Hall,	2006	0	0	0	0	0	0	6,464	6,464
President	2005	0	0	0	0	0	0	0	0

Todd	2007	0	0	0	0	0	0	0	0
Ingram,	2006	0	0	0	0	0	0	17,000	17,000
Secretary

Narrative Disclosure to the Summary Compensation Table

During the year ended December 31, 2006 the Company’s officers received fees for services and described as ‘all other compensation’.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END: None

OPTION AWARDS - Nil						STOCK AWARDS - Nil
Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Colin V. Hall	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colin V. Hall	0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 15, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,033,730 shares of common stock issued and outstanding on February 15, 2008.

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

On September 29, 2006, EcoTech Waste Management Systems, Inc. (“EcoTech”) – a major shareholder of our company and owned by Mr. Colin V. Hall – agreed to assign to us the full rights to the Thermal Destructor and an offshoot technology known as the Steam Injection System in exchange for $2,000.

On October 1, 2002, we entered into a joint venture agreement with EcoTech. Under that agreement, we agreed to shed certain business and administrative responsibilities including product manufacturing, inventory maintenance, and website development, thereby enabling our company to concentrate more fully on marketing and sales efforts. Most integral under the agreement, we contracted the responsibility of manufacturing the Thermal Destructor to EcoTech. In consideration for the services provided by EcoTech, we are required to pay $100,000 to EcoTech in cash or shares of stock over the life of the agreement which is three (3) years. As of December 31, 2007, we have paid $85,500 and accrued $14,500 in accounts payable towards fulfilling our obligations under the agreement. We are still responsible for these remaining amounts to EcoTech, and hope to reconcile when we are financially capable of doing so.

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

Reports on Form 8-K: None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements included in our annual report filed on form 10K-SB for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2007	$12,000	0	0	0
2006	$18,600	0	0	0
2005	$7,000	0	0	0
2004	$8,250	0	0	0
2003	$3,317	0	0	0
2002	$2,205	0	0	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLANEX MANAGEMENT INC.

Date: March 28, 2008	By: /s/ Colin V. Hall
Colin V. Hall: President