Form 10-Q
period 2008-03-31
SOLANEX MANAGEMENT INC
filed 2008-05-15
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-49632
Commission file number:

Solanex Management Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 440 - 1555 E. Flamingo Road
Las Vegas, Nevada 89119
(Address of principal executive offices)

(604) 601-2107_
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ X ]  No   (2) Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No [ X ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of April 24, 2008 the Issuer had 12,033,730 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

The interim Financial Statements of the Company, prepared without audit and required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the interim Financial Statements fairly present the financial condition of the Company. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2007.

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Solanex Management Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current
Cash	$8,744	$12,061
Prepaid expense	-	1,147
	$8,744	$13,208

LIABILITIES

Current
Accounts payable and accrued liabilities	$161,891	$139,124
Payable to related parties	19,500	18,790
Promissory notes payable	188,852	173,500
	370,243	331,414

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 common shares, par value of $0.001 per share
20,000,000 preferred shares, par value of $0.001 per share

Issued and outstanding:
Nil preferred shares	-	-
12,033,730 common shares	12,034	12,034
(December 31, 2007 – 12,033,730)

Additional paid-in capital	395,005	395,005

Deficit accumulated during the development stage	(768,538)	(725,245)
	(361,499)	(318,206)
	$8,744	$13,208

The accompanying notes are an integral part of the financial statements

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Administration	6,375	6,000	148,569
Consulting and management fees	15,000	23,773	208,389
Feasibility study	-	-	9,250
Office and rent	3,836	6,520	153,824
Organization expenses	-	-	6,228
Professional fees	17,020	17,204	133,858
Technology cost	-	-	100,000
	42,231	53,497	760,118

Net Loss From Operations	(42,231)	(53,497)	(760,118)
Other Income (Expense)
Interest	(974)	-	(4,870)
Foreign exchange (income) loss	(88)	1,328	(3,550)

Net Loss For the Period	$(43,293)	$(52,169)	$(768,538)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	12,033,730	12,033,730

The accompanying notes are an integral part of the financial statements

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			OCTOBER 12
	THREE MONTHS ENDED		2000 TO
	MARCH 31		MARCH 31
	2008	2007	2008

Cash Flows Used In Operating Activities
Net loss for the period	$(43,293)	$(52,169)	$(768,538)
Adjustment for items not affecting operating working capital:

Expenses not paid with cash	-	-	7,387
Adjustment for items affecting operating working capital:

Increase in account receivable	-	(710)	-
Decrease in prepaid expense	1,147	-	-
Increase in accounts payable and accrued liabilities	23,477	21,851	276,660
	(18,669)	(29,700)	(484,491)
Cash Flows Provided By Financing Activities
Issuance of common shares	-	-	264,998
Loans payable	15,352	-	230,624
	15,352	-	495,622

Foreign Exchange Effect On Cash	-	-	(2,387)

(Decrease) Increase In Cash	(3,317)	(31,028)	8,744

Cash, Beginning Of Period	12,061	93,797	-

Cash, End Of Period	$8,744	$62,769	$8,744

Supplemental Disclosure of Cash-Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

Supplemental Disclosure Of Non-Cash Financing Activities
Common shares issued for the acquisition of technology	$-	$-	$3,500
Common shares on conversion of promissory notes	-	-	26,772
Common shares issued for organization of the Company	-	-	1,500
Common shares issued to settle payables	-	-	95,269
Common shares issued for share subscriptions received	-	-	15,000

The accompanying notes are an integral part of the financial statements.

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Three Months Ended March 31, 2008

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

The interim financial statements of the Company are consolidated with the financial statements of its two wholly owned subsidiary companies: Solanex Placer Inc. and Solanex Recovery Inc. All inter company accounts and transactions have been eliminated on consolidation. At March 31, 2008 both subsidiary companies were inactive.

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

c)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

	i)	monetary items at the rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense items at the average rate in effect during the applicable accounting period.

d)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans payable.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

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

The organization and business of the Company, significant accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2008 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of $768,538 to March 31, 2008.

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

5. PROMISSORY NOTES AND LOANS PAYABLE

The promissory notes may be converted in whole or in part into common shares of the Company at the option of the lender(s) at a mutually agreed price per share. The promissory notes are unsecured and bear no interest and are due on demand. Management has imputed interest ranging from 2% to 8% and accrued the interest in the event of conversion.

6. COMMON STOCK

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

7. RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

Colin V. Hall, the Company’s President and the developer of the Company’s technology, together with EcoTech Waste Management Inc., a company of which he is a principal, owned 29.1% (2007: 29.1%) of the issued and outstanding shares of the Company as of March 31, 2008. As of March 31, 2008, $14,500 (2007: $14,500) was owing to EcoTech for services performed during prior periods. This amount is included in payable to related parties.

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

Our business is divided into three areas: the development, manufacture, and sale of the Thermal Destructor; the development, manufacture, and sale of the portable Steam Injection System; and, investing in mineral resource properties.

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

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of March 31, 2008 we had cash in the amount of $8,744. We have forecasted expenditures of $150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall, ecoTECH Waste Management Systems (1991), Inc. nor any other shareholders or third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so during 2008. We have not identified any broker-dealers to assist in our financing efforts. Currently, we believe we have the required funds to cover our expenses through the end of May 2008.

  We believe we will have funds still available for this quarter to cover the approximate $12,000 in costs associated with the general administration and regulatory reporting requirements of our company.

Results of Operations for the three months ended March 31, 2008 and 2007
No revenue was recorded for the three months period ended March 31, 2008 and no revenue has been generated since inception.

Net loss for the three months period ended March 31, 2008 was $43,293 compared to a loss of $52,169 for the three months ended March 31, 2007. The expenditures comprising the loss for the three months ended March 31, 2008 consisted primarily of administrative expenses in the amount of $6,375, consulting and management in the amount of $15,000 and office/rent in the amount of $3,836 as compared to $6,000 in administrative fees, $23,773 in consulting and professional fees, and $6,520 for office and rent expense during the same period in 2007. During the three months ended March 31, 2008 we expended $15,000 on outside consultants in our review of our Company’s business plan, review of other opportunities available to us in the resource sector and day to day management of the Company ($23,773 for the comparable period in 2007). The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources
The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. We do not anticipate any revenues until we are successful in producing and marketing our technologies. The Company did not issue any shares of common stock during the three months ended March 31, 2008 (nil shares were issued during the comparative period of 2007).

As of March 31, 2008 the Company has a working capital deficiency of $361,499 (at December 31, 2007 there was a working capital deficiency of $318,206). The working capital deficit includes $122,060 payable to an outside management company (creditor) for monthly management fees, services, rent and office and administration charges. The creditor has informally agreed to defer collection of this Company debt and is negotiating settlement of the debt for shares of common stock of the Company. The working capital deficit also includes $14,500 owing to EcoTech. The president of the Company is a principal of EcoTech and has agreed to the deferment of payment of this debt.

We have not earned any revenue since inception. We relied primarily on equity capital and loan proceeds to fund our business activities. We need to raise additional funds through the sale of stock or borrowing just to maintain our corporate existence. Our cash requirements to operate for fiscal year 2008 are estimated at $150,000. As such, we will need additional funds to carry us through the end of the year and beyond. We are currently seeking out options for financing from shareholders or private placements but may not be successful in our further efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements
As of March 31, 2008 there were no off balance sheet arrangements.

Going Concern
We have minimal capital resources presently available to meet obligations normally expected by similar companies and have an accumulated deficit of $768,538 through March 31, 2008.

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Colin Hall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

No securities were issued during the quarterly period ended March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex Management Inc.
Date: April 30, 2008
	By:	/s/ Colin Hall
Colin Hall
	Title:	President, Chief Executive Officer and Director