Form 10QSB/A
period 2005-09-30
SOLANEX MANAGEMENT INC
filed 2008-08-14
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB /A

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

1(888) 678-9446
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
Yes  [ ] No [ x ]

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

Solanex Management Inc.

By:	/s/ Colin Hall
Colin Hall
President and Director

Date:	August 8, 2008