Form 10KSB/A
period 2005-12-31
SOLANEX MANAGEMENT INC
filed 2008-08-14
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49632

SOLANEX MANAGEMENT INC.
(Name of small business issuer in its charter)

Nevada	98-0361151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 440	1(888) 678-9446
1555 E. Flamingo Road	(Issuer's phone number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes [ ] No [ X ]

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

SOLANEX MANAGEMENT INC.

Date: August 8, 2008	By:	/s/ Colin Hall
Colin Hall: President

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ Colin Hall	Date: August 8, 2008
Colin Hall, Director