Form 10QSB/A
period 2006-09-30
SOLANEX MANAGEMENT INC
filed 2008-08-14
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB /A

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

1(888) 678-9446
(Issuers telephone number)
__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 12,033,730 common shares as of October 25, 2006.

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

STOCKHOLDERS DEFICIENCY

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

2. DEVELOPMENT STAGE COMPANY
In a development stage company, management devotes most of its activities to preparing the business for operations. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to obtain additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to obtain any equity financing or sell any of its products at a profit. There is, therefore, doubt regarding the Companys ability to continue as a going concern.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Companys audited financial statements filed as part of the Companys Form 10-KSB for the year ended December 31, 2005.

In the opinion of the Companys management these financial statements reflect all adjustments necessary to present fairly the Companys financial position at September 30, 2006 and the results of its operations for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.
The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of ($512,298) to September 30, 2006.

These factors raise substantial doubt about the Companys ability to continue as a going concern and the Company is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

4. DUE TO COGEN SYSTEMS INC. (COGEN)
Amounts due to Cogen are unsecured and without fixed terms of repayment. The Company is negotiating at arms length with Cogen to settle this debt with shares of common stock.

5. DUE TO ECOTECH WASTE MANAGEMENT SYSTEMS (1991) INC. (ECOTECH)
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

Item 2.     PLAN OF OPERATION

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words believes, project, expects, anticipates, estimates, intends, strategy, plan, may, will, would, will be, will continue, will likely result, and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview of Our Business

We were incorporated as EcoSoil Management Inc. under the laws of the State of Nevada on October 12, 2000. We changed our name to Solanex Management Inc. (Solanex or the Company) on December 6, 2001. To date, our activities have been organizational in nature, directed at acquiring our principal assets, raising capital, and implementing measures under our business plan in hopes of achieving revenues.

On October 12, 2000, we entered into an Agreement and License of Intellectual Property Rights (the Remediator Agreement) with a group of investors and the developer of the technology, Mr. Colin V. Hall. The license granted us a non-exclusive right to manufacture, market, and sell a Thermal Destructor, better explained below, for on-site soil remediation to industrial, petrochemical, and site remediation organizations.

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

As a consequence of our inability to finance our business plan, we have been looking for companies with better access to financing to partner with and better expose our technology. EcoTech Waste Management Systems (1991) Inc. (EchoTech) has been a stable partner in our quest to develop our technologies. Mr. Colin V. Hall, our sole officer and director, is a principal of EcoTech. We have also been analyzing and searching for synergistic business opportunities that will allow us to utilize our existing technology in other business applications. Our Steam Injection technology, described below, is an example of these efforts. We have also searched out other business opportunities as well and used our contacts within the industry to diversify our business plan to attract financing.

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

Under the October 1, 2002 joint venture agreement, EchoTech agreed to search out and advise us on the development of technologies that may compliment our business direction with the Thermal Destructor. In fulfillment of that contractual obligation, on October 12, 2006, Eco Tech signed an Addendum to the May 23, 2006 Strategic Alliance Agreement. In consideration for $2,000 to be paid to EcoTech, the parties agreed to expand their business relationship to include a portable high temperature steam generation technology (the Steam Injection System) and jointly develop and market portable high temperature burner gasifier systems for use across

North America. Our marketing costs and revenue sharing provisions under the Strategic Alliance Agreement apply with equal force to the Steam Injection System technology.

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

We are currently working with engineering firms that are connected with steam stimulation or steam-assisted gravity drainage projects in Alberta, Canada. We hope to secure an agreement in the next 12 months with one or more of these firms on a drainage project in Alberta. We anticipate that an engineering firm will help us provide consulting on engineering and product application needs, audit the finished systems performance, and with proven performance, thereafter recommend the system to the firms clients, with an option to invest in, or take over the program.

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

During the three months ended September 30, 2006, we increased expenditures on professional fees and outside consultants in our review of our companys high temperature burner technology and other opportunities available to it in the resource sector.

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

The working capital deficit includes $88,000 payable to Cogen Systems Inc. (Cogen). Cogen is owed this money for monthly management fees, services, rent and office and administration charges. Cogen has informally agreed to defer collection of this Company debt and is negotiating settlement of the debt for shares of our common stock. Cogen is operating at arms length with us. The working capital deficit also includes $14,500 owing to EcoTech. Our President, Colin Hall, is a principal of EcoTech and has agreed to the deferment of payment of this debt.

We have not earned any revenue since inception. We relied primarily on equity capital and loan proceeds fund our business activities. We need to raise additional funds through the sale of stock or borrowing just to maintain our corporate existence. Subsequent to September 30, 2006, we issued 750,000 shares of common stock for $75,000 received prior to September 30, 2006. Our cash requirements to operate for fiscal year 2006 are estimated at $150,000. As such, we will need additional funds to carry us through the end of the year and beyond. We are currently seeking out options for financing from shareholders or private placements but may not be successful in our further efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Companys ability to continue as a going concern.

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
on February 9, 2006, issued 1,000,000 shares for $100,000; and
on June 9, 2006 issued 250,000 shares for the settlement of a $10,000 promissory note payable.
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

By: /s/ Colin Hall
Colin Hall
Title: Chief Executive Officer and Director