Form 10-Q
period 2008-06-30
SOLANEX MANAGEMENT INC
filed 2008-08-14
CIK 1165006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly transition period ended ______

0-49632
Commission file number:

SOLANEX MANAGMENT INC.
(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 East Tropicana Ave., Suite 100
Las Vegas, Nevada 89119
(Address of principal executive offices)

1 (888) 678-9446
(Issuer's telephone number)

Suite 440 - 1555 E. Flamingo Road, Las Vegas, Nevada 89119 (604) 601-2107
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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of July 25, 2008 the Issuer had 12,033,730 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1. Interim Financial Statements

Solanex Management Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current
Cash	$3,665	$12,061
Prepaid expense	0	1,147
Total current assets	3,665	13,208
Total assets	$3,665	$13,208

LIABILITIES
Current
Accounts payable and accrued liabilities	$178,031	$139,124
Payable to related parties	19,500	18,790
Promissory notes payable	193,760	173,500
Total current liabilities	391,291	331,414
Total Liabilities	391,291	331,414

STOCKHOLDERS’ DEFICIENCY

Preferred stock: 20,000,000 authorized at par value of $0.001
Nil preferred shares issued and outstanding	0	0

Common shares: 100,000,000 authorized at par value of $0.001
12,033,730 common shares issued and outstanding	12,034	12,034
(December 31, 2007 – 12,033,730)

Additional paid-in capital	395,005	395,005

Deficit accumulated during the development stage	(794,665)	(725,245)
Total stockholders’ deficiency	(387,626)	(318,206)
Total liabilities and stockholders’ deficiency	$3,665	$13,208

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Operations
(expressed in U.S. dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 12,
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
		JUNE 30		JUNE 30	JUNE 30,
	2008	2007	2008	2007	2008

Revenue	$0	$0	$0	$0	$0

Expenses
Administration	8,765	9,417	15,140	15,417	157,334
Consulting fees	15,000	12,473	30,000	36,246	223,389
Feasibility study	0	0	0	0	9,250
Office and rent	0	6,567	3,836	11,759	153,824
Organization expenses	0	0	0	0	6,228
Professional fees	1,491	10,330	18,511	27,534	135,349
Technology cost	0	0	0	0	100,000
	25,256	38,787	67,487	90,956	785,374

Net Loss From Operations	$(25,256)	$(38,787)	$(67,487)	$(90,956)	$(785,374)

Other Income (Expense)
Interest	(999)	0	(1,973)	0	(5,869)
Foreign exchange gain (loss)	128	0	40	0	(3,422)

Net loss before income taxes	(26,127)	(38,787)	(69,420)	(90,956)	(794,665)
Income tax expense	0	0	0	0	0

Net Loss For The Period	(26,127)	(38,787)	(69,420)	(90,956)	(794,665)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number
Of Shares Outstanding	12,033,730	12,033,730	12,033,730	12,033,730

Solanex Management Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	SIX MONTHS ENDED		OCTOBER 12,
	JUNE 30		2000 TO JUNE
	2008	2007	30, 2008

Cash Flows (Used In) Operating Activities
Net loss for the period	$(69,420)	$(90,956)	$(794,665)

Adjustment for items not affecting cash:
Expenses not paid with cash	0	0	7,387
Net changes in non cash operating working capital
items:
Account receivable and prepaid expense	1,147	(710)	0
Accounts payable and accrued liabilities	38,907	9,704	292,090
Net cash flow used by operations	(29,366)	(81,962)	(495,188)

Cash Flows Provided By Financing Activities
Issuance of common shares	0	0	264,998
Payable to related party	710	0	19,500
Loans payable	20,260	0	216,742
Net cash flow provided by financing activities	20,970	0	501,240

Foreign Exchange Effect On Cash	0	0	(2,387)

Increase (Decrease) In Cash	(8,396)	(81,962)	3,665

Cash, Beginning Of Period	12,061	93,797	0

Cash, End Of Period	$3,665	$11,835	$3,665

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$0	$0	$0
Income taxes paid	0	0	0

Supplemental Disclosure Of Non-Cash
Financing Activities
Shares issued for the acquisition of technology	$0	$0	$3,500
Shares issued on conversion of promissory note	0	0	26,772
Shares issued for organization of the Company	0	0	1,500
Shares issued to settle payables	0	0	95,269

Solanex Management Inc.
(a Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
Six Months Ended June 30, 2008

1. ORGANIZATION AND BASIS OF PRESENTATION

Solanex Management Inc (the "Company") was incorporated in the State of Nevada on October 12, 2000 under the name EcoSoil Management Inc. and is in its developmental stage. The Company changed its name to Solanex Management Inc. on December 6, 2001. To date the Company's activities have been organizational, directed at acquiring a principal asset, raising initial capital, and developing its technology and business plan.

The interim financial statements of the Company are consolidated with the financial statements of its two wholly owned subsidiary companies: Solanex Placer Inc. and Solanex Recovery Inc. All inter company accounts and transactions have been eliminated on consolidation. At June 30, 2008 both subsidiary companies were inactive.

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

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2008 and the results of its operations for the three months then ended. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of $794,665 to June 30, 2008.

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

On October 1, 2002 the Company entered into a joint venture agreement (the “Agreement”) with EcoTech Waste Management Systems (1991) Inc. (“EcoTech”) to design the systems for the soil Remediator and provide marketing and business concept expertise. Under the terms of the Agreement, EcoTech will evaluate, improve and complete the assets of the Company, and market and/or find customers for the assets of the Company. Furthermore, EcoTech will search for, recommend and advise the Company on the acquisition of further technology, complementary to the current business direction and assets of the Company. In consideration for the services provided by EcoTech, the Company is required to pay $100,000 to EcoTech over the life of the contract (3 years), in cash or common stock.

As of June 30, 2008 the Company had paid $85,500 to EcoTech, and the remaining $14,500 is included in amounts payable to related parties. This agreement is being renegotiated by both parties.

On May 23, 2006 the Company entered into a joint venture with EcoTech (“the Strategic Alliance Agreement”) to develop a portable soil remediation system to clean soils contaminated by industrial use. The Company agreed to pay $40,000 in marketing costs for the initial customer (increasing to $50,000 for each subsequent customer).

Further, EcoTech agreed to build portable high temperature burner units for a cost not to exceed $2 million per unit. The Company would then be the exclusive distributor under revenue sharing arrangements to be negotiated. No units have been built and no revenue has been generated to date.

On October 12, 2006 the Company and EcoTech signed an addendum to the Strategic Alliance Agreement, whereby, in consideration for $2,000 to be paid to EcoTech, the parties agreed to expand their business relationship to include portable high temperature steam generation technology and to market portable high temperature burner gasifier systems.

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

7. RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

Colin V. Hall, the Company’s President and the developer of the Company’s technology, together with EcoTech Waste Management Inc., a company of which he is a principal, owned 29.1% (2007: 29.1%) of the issued and outstanding shares of the Company as of June 30, 2008. As of June 30, 2008, $14,500 (2007: $14,500) was owing to EcoTech for services performed during prior periods. This amount is included in payable to related parties.

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

Steam Injection System

The Steam Injection System is an offshoot from our original high temperature Thermal Destructor also being developed for use by the oil industry. We have utilized the body, drive mechanism, and heating components from the Thermal Destructor to create a portable high temperature, high pressure steam generation unit.

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

Access International Matting (“AIM”) and Heromin Machinery (Canada) will assist Mr. Hall in the development of an overall project marketing plan and a project financial plan. The intention is to have the first customer finance their initial plant, which it is anticipated will take nine months to build. AIM has recently employed three people to develop the Heromin market and we are to be represented by AIM on an ad-hoc, commission only basis, starting in September 2008. A web site describing Solanex Management's services is under construction and will be linked from the TS2000, ecoTECH, Heromin and AIM sites.

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

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of June 30, 2008 we had cash in the amount of $3,665. We have forecasted expenditures of $150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall, nor ecoTECH Waste Management Systems (1991), Inc. nor any other shareholders nor third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the future. We have not identified any broker-dealers to assist in our financing efforts. Currently, we believe we have the required funds to cover our expenses through the end of September 2008.

Results of Operations for the three and six months ended June 30, 2008 and 2007

No revenue was recorded for the three or six months periods ended June 30, 2008 and no revenue has been generated since inception.

Net loss for the three months period ended June 30, 2008 was $26,127 compared to a loss of $38,787 for the three months ended June 30, 2007. The expenditures comprising the loss for the three months ended June 30, 2008 consisted primarily of administrative expenses in the amount of $8,765 (2007 - $9,417), consulting and professional fees in the amount of $16,491 (2007 - $22,803) and office/rent in the amount of $nil (2007 - $6,432).

Net loss for the six months period ended June 30, 2008 was $69,420 compared to a loss of $90,956 for the six months ended June 30, 2007. The expenditures comprising the loss for the six months ended June 30, 2008 consisted primarily of administrative expenses in the amount of $15,140 (2007 - $15,417), consulting and professional fees in the amount of $48,511 (2007 - $63,780) and office/rent in the amount of $3,836 (2007 - $12,952). During the six months ended June 30, 2008 we expended $nil on outside consultants in our review of our Company’s high temperature burner technology and other opportunities available to it in the resource sector ($36,246 for the comparable period in 2007).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as by loans from directors and other shareholders. The Company did not issue any shares during the three months ended June 30, 2008 or during the three months ended June 30, 2008.

As of June 30, 2008 the Company has a working capital deficiency of $387,626 (at December 31, 2007 $318,206). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for fiscal year 2008 are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements

As of June 30, 2008 there were no off balance sheet arrangements.

Going Concern

We have minimal capital resources presently available to meet obligations normally expected by similar companies and have an accumulated deficit of $794,665 through June 30, 2008.

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

ITEM 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Colin Hall. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008 our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended June 30, 2008 nor did the Company commence any lawsuits during the same period.

ITEM 2. Changes in Securities and Use of Proceeds

During the six months ended June 30, 2008 the Company issued the following securities: No shares issued during this period.

Use of Proceeds: Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were put forward to a vote of the security holders of the Company this quarter. ITEM 5. Subsequent Events None.

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

31.1	CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
31.2	CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - CEO
32.2	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 - CFO

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Solanex Management Inc.

By:	/s/ Colin Hall
Colin Hall,
President and Director

Date:	August 08, 2008