Form 10-Q
period 2008-09-30
SOLANEX MANAGEMENT INC
filed 2008-11-14
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended     September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly transition period ended ______

0-49632

Commission file number:

Solanex Management Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

 1500  East Tropicana Avenue

Suite 100

Las Vegas Nevada 89119

(Address of principal executive offices)

        (888) 678-9446
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1)  Yes  X   No     (2) Yes  X   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes  ☐  No X

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 1, 2008 the Issuer had 12,033,730 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No X

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                  Balance Sheets

4

                  Statements of Operations

5

                  Statements of Cash Flows

6

                  Notes to Financial Statements

7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  Plan of Operations

10

                  Liquidity and Capital Resources

14

ITEM 3. CONTROLS AND PROCEDURES

15

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5.  OTHER INFORMATION

15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

15

SIGNATURES

16

CERTIFICATIONS

17

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007; and
F-2	Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 and for the cumulative period from inception October 12, 2000 to September 30, 2008; and
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and for the cumulative period from inception October 12, 2000 to September 30, 2008; and
F-4	Notes to Consolidated Financial Statements.

These interim consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2008.

The interim consolidated financial statements of the Company were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the interim consolidated financial statements fairly present the financial condition of the Company at September 30, 2008. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2007.

Solanex Management Inc.

(A Development Stage Company)

Interim Consolidated Balance Sheets

(expressed in U.S. dollars)

	September 30, 2008 (Unaudited)	December 31, 2007

ASSETS
Current assets
Cash	$2,819	$12,061
Prepaid expense	0	1,147
Total current assets	2,819	13,208
TOTAL ASSETS	$2,819	$13,208

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$193,809	$139,124
Payable to related parties	19,500	18,790
Promissory notes and loans payable (note 5)	199,760	173,500
Total current liabilities	413,069	331,414
Total Liabilities	413,069	331,414

STOCKHOLDERS’ DEFICIENCY

Preferred stock: 20,000,000 authorized at par value of $0.001
Nil preferred shares issued and outstanding	0	0

Common shares: 100,000,000 authorized at par value of $0.001
12,033,730 common shares issued and outstanding	12,034	12,034
(December 31, 2007 – 12,033,730)

Additional paid-in capital	395,005	395,005

Deficit accumulated during the development stage	(817,289)	(725,245)

Total stockholders’ deficiency	(410,250)	(318,206)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,819	$13,208

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.

(A Development Stage Company)

Interim Consolidated Statements of Operations

(expressed in U.S. dollars)

(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					OCTOBER 12
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2008	2007	2008	2007	2008

Revenue	$0	$0	$0	$0	$0

Expenses
Administration	5,158	14,953	20,298	30,370	162,492
Consulting fees	15,000	5,677	45,000	41,923	238,389
Feasibility study	0	0	0	0	9,250
Office and rent	0	3,766	3,836	16,718	153,824
Organization expenses	0	0	0	0	6,228
Professional fees	1,175	5,379	19,686	32,913	136,524
Technology cost	0	0	0	0	100,000
	21,333	29,775	88,820	121,924	806,707

Net loss from operations	(21,333)	(29,775)	(88,820)	(121,924)	(806,707)

Other income (expense)
Interest	(999)	0	(2,972)	0	(6,868)
Foreign exchange gain (loss)	(292)	339	(252)	1,532	(3,714)

Net loss before income taxes	(22,624)	(29,436)	(92,044)	(120,392)	(817,289)
Income tax expense	0	0	0	0	0

Net Loss For The Period	$(22,624)	$(29,436)	$(92,044)	$(120,392)	$(817,289)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	12,033,730	12,033,730	12,033,730	12,033,730

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.

(A Development Stage Company)

Interim Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(Unaudited)

			CUMULATIVE PERIOD FROM INCEPTION OCTOBER 12, 2000 TO SEPTEMBER 30, 2008

	NINE MONTHS ENDED
	SEPTEMBER 30
	2008	2007

Cash Flows Used in Operating Activities
Net loss for the period	$(92,044)	$(120,392)	$(817,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain or loss	252	(1,532)	7,639
Change in operating assets and liabilities:
Change in accounts receivable	0	(710)	0
Change in prepaid expense	1,147	(1,147)	0
Change in payable to related parties	710	0	19,500
Change in accounts payable and accrued liabilities	54,685	10,950	289,078
Net cash used in operating activities	(35,250)	(112,831)	(501,072)

Cash Flows Provided by Financing Activities
Issuance of common stock, net of share subscriptions	0	0	264,998
Loans payable	26,260	45,000	241,532
Net cash provided by financing activities	26,260	45,000	506,530

Foreign Exchange Effect On Cash	(252)	1,532	(2,639)

Increase (Decrease) In Cash	(9,242)	(66,299)	2,819

Cash, Beginning Of Period	12,061	93,797	0

Cash, End Of Period	$2,819	$27,498	$2,819

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$0	$0	$0
Income taxes paid	0	0	0

Non-Cash Financing Activities:
Stock issued for the acquisition of technology	$0	$0	$3,500
Stock issued on conversion of promissory notes	0	0	26,772
Stock issued for organization of the Company	0	0	1,500
Stock issued to settle payables	0	0	95,269

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.

(a Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2008

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

The interim financial statements of the Company are consolidated with the financial statements of its two wholly owned subsidiary companies: Solanex Placer Inc. and Solanex Recovery Inc. All inter company accounts and transactions have been eliminated on consolidation. At September 30, 2008 both subsidiary companies were inactive.

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

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2008 and the results of its operations for the nine months then ended.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of $817,289 to September 30, 2008.

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

As of September 30, 2008 the Company had paid $85,500 to EcoTech, and the remaining $14,500 is included in amounts payable to related parties.  This agreement is being renegotiated by both parties.

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

5. PROMISSORY NOTES AND LOANS PAYABLE

The promissory notes may be converted in whole or in part into common shares of the Company at the option of the lender(s) at a mutually agreed price per share.  The promissory notes are unsecured and bear no interest and are due on demand. Management has imputed interest ranging from 2% to 8% and accrued the interest in the event of conversion. The interest accrued totaled $2,972 and $nil for  the nine month period ended September 30, 2008 and 2007, respectively.

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

7. RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

Colin V. Hall, the Company’s President and the developer of the Company’s technology, together with EcoTech Waste Management Inc., a company of which he is a principal, owned 29.1% (2007: 29.1%) of the issued and outstanding shares of the Company as of September 30, 2008. As of September 30, 2008, $14,500 (2007: $14,500) was owing to EcoTech for services performed during prior periods. This amount is included in payable to related parties.

8. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.  Management services provided and rental of premises are on a month to month basis.

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

Product Development

We intend to finalize the technical designs for our Steam Injection System and to begin the sale and manufacture of Steam Injection Systems to oil companies who do or could utilize steam injection as a method to recover oil held in Bitumen or oil sands. Our marketing program will begin in earnest prior to the completion of the finalization of our technical designs.

During the coming year, we will also seek out other applications for our technology, and may modify our product development plans based on new applications and opportunities that arise.

We expect ecoTECH to:

•

provide services that include analyses of operation of field units, in connection with our Thermal Destructor) operation; and

•

be a liaison with site engineers for specifications of our Steam Injection System.

•

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

The TS2000/Heromin Joint Venture has indicated that it may open a U.S. facility in the Free Trade Zone at the Port of Bellingham, once the Canadian operation is running smoothly in about 18 months. With assembly in Bellingham of components manufactured in China (heavy steel components) and others in the United States (controls, computer systems and electronics), an alliance with this manufacturer should prove advantageous in developing future U.S. operations and our Master USA license guarantees exclusivity to U.S. clients.

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

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of September 30, 2008 we had cash in the amount of $2,819. We have forecasted expenditures of $150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall, nor ecoTECH Waste Management Systems (1991), Inc. nor any other shareholders nor third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the future. We have not identified any broker-dealers to assist in our financing efforts.  Currently, we believe we have the required funds to cover our expenses through the end of December 2008.

Results of Operations for the three and nine months ended September 30, 2008 and 2007

No revenue was recorded for the three or nine month periods ended September 30, 2008 and no revenue has been generated since inception.

Net loss for the three months period ended September 30, 2008 was $22,624 compared to a loss of $29,436 for the three months ended September 30, 2007. The expenditures comprising the loss for the three months ended September 30, 2008 consisted primarily of administrative expenses in the amount of $5,158 (2007 - $14,953), consulting and professional fees in the amount of $16,175 (2007 - $11,056) and office/rent in the amount of $nil (2007 - $3,766). During the three months ended September 30, 2008 we expended $nil on our review of our Company’s high temperature burner technology and $15,000 on our review of other opportunities available to us in the resource sector ($nil for the comparable period in 2007).

Net loss for the nine months period ended September 30, 2008 was $92,044 compared to a loss of $120,392 for the nine months ended September 30, 2007. The expenditures comprising the loss for the nine months ended September 30, 2008 consisted primarily of administrative expenses in the amount of $20,298 (2007 - $30,370), consulting and professional fees in the amount of $64,686 (2007 - $74,836) and office/rent in the amount of $3,836 (2007 - $16,718). During the nine months ended September 30, 2008 we expended $45,000 on outside consultants (included in consultants and professional fees above) in our review of our Company’s business plans and other opportunities available to it in the resource sector ($36,246 for the comparable period in 2007).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as by loans from directors and other shareholders. The Company did not issue any shares during the three months ended September 30, 2008 or during the three months ended September 30, 2007.

As of September 30, 2008 the Company has a working capital deficiency of $410,250 (at December 31, 2007 $318,206). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for a fiscal year are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements

As of September 30, 2008 there were no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the quarter ended September 30, 2008 nor did the Company commence any lawsuits during the same period.

ITEM 2.  Changes in Securities and Use of Proceeds

During the nine months ended September 30, 2008 the Company issued the following securities:

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

October 28, 2008

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

October 28, 2008

__/s/ Colin Hall_______________

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

October 28, 2008

___/s/ Colin Hall_______________

Colin Hall,

Acting Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Solanex Management Inc. a Nevada corporation (the “Company”), on Form 10-QSB for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission (the “Report”), Colin Hall, Acting Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         __/s/ Colin Hall_______________

 Name:    Colin Hall

 Title:     Acting Chief Executive Officer

 Date:     October 28, 2008

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-QSB for the quarter ended September 30, 2008, as filed with the Securities and Exchange Commission (the “Report”), Colin Hall, Acting Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         ___/s/ Colin Hall____________

 Name:    Colin Hall

 Title:     Acting Chief Financial Officer

 Date:     October 28, 2008

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

20