Form 10-K
period 2008-12-31
SOLANEX MANAGEMENT INC
filed 2009-03-31
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number: 0-49632

Solanex Management Inc.

(Name of small business issuer in its charter)

Nevada	98-0361151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1500 East Tropicana Avenue Suite 100 Las Vegas Nevada 89119 (Address of principal executive offices)	(888) 678-9446 (Issuer's phone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act   Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year:     $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $2,441,468

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 15,460,080 common shares as of February 28, 2009

Transitional Small Business Disclosure Format:  Yes [ ]   No [ X ]

TABLE OF CONTENTS

Part I

         Page

Item 1 Description of Business

  3

Item 2 Description of Property

  7

Item 3 Legal Proceedings

  8

Item 4 Submission of Matters to a Vote of Security Holders

              8

Part II

Item 5 Market for Common Equity and Related Stockholder Matters

  8

Item 6 Management's Discussion and Analysis or Plan of Operation

  9

Item 7 Financial Statements

15

Item 8 Changes In and Disagreements With Accountants on Accounting and

           Financial Disclosure

30

Item 8A Controls and Procedures

30

Item 8B Other Information

31

Part III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance

           With Section 16(a) of the Exchange Act

32

Item 10 Executive Compensation

33

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related

             Stockholder Matters

34

Item 12 Certain Relationships and Related Transactions

35

Item 13 Exhibits

                                    37

Item 14 Principal Accountant Fees and Services

37

Signatures

38

Certifications

39

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

Our business is divided into three areas: the development, manufacture, and sale of Thermal Destructors; the development, manufacture, and sale of portable Steam Injection System; and searching for and investing in other viable business opportunities, including mineral resource properties.

Thermal Destructors

A Thermal Destructor is a self contained, mobile, soil residue combustion system to be used for cleaning contaminated sites by sterilizing soil. The Thermal Destructor consists of a high efficiency, waste or gas-fired combustion chamber and a new generation exhaust gas, low-pressure drop liquid scrubber effective in trapping pollutants in air emissions. A common use of the Thermal Destructor is what oilfield engineers refer to as “post-op dirt burning,” the practice of cleaning up hydrocarbon spills at the end of the life of a production well by passing the soil and substrate through a rotary kiln, such as in our device, whereby the hydrocarbons are burned, delivering sterile and cleaned soil and clay residues. We are able to offer customers services for site clean up projects by contracting for such services with ecoTECH Waste Management Systems, (1991) Inc. (“ecoTECH”), a company to be discussed further in this report.

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

Our Arrangement with ecoTECH

ecoTECH Waste Management Systems, (1991) Inc.  (web URL http://www.etwm.ca), is a Federal Canadian private company (presided over by Mr. Hall), that has owned the Intellectual Property rights to the Thermal Destructor since October 12, 2000.

On October 1, 2002 we entered into a joint venture agreement with ecoTECH.  Under that agreement, we agreed to shed certain business and administrative responsibilities including product manufacturing, inventory maintenance, and website development, thereby enabling our company to concentrate more fully on marketing and sales efforts.  Most integral under the agreement, we contracted the responsibility of manufacturing the Thermal Destructor to ecoTECH. In consideration for the services provided by ecoTECH, we are required to pay $100,000 (which has been paid) to ecoTECH  in cash or shares of stock over the life of the agreement which is three (3) years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We are a reporting company with the United States Securities and Exchange Commission: our shares of common stock are quoted on the OTCBB.

Holders of Our Common Stock

As of February 28, 2009 there were 15,460,080 shares of common stock outstanding, held by 51 shareholders of record.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

During the last fiscal year, the Company issued 1,200,000 shares for services valued at $120,000 and issued 2,226,350 shares in settlement of debt of $222,635. See Note 6 to our audited financial statements for the fiscal year ended December 31, 2008 for more information on previous sales of unregistered securities. No such sales involved the use of an underwriter.

Equity Compensation Plans

On July 21, 2004 we registered our Performance Stock Plan (the “Plan”) under the Securities Act of 1933 (the “Act”) for up to 1,000,000 stock options which may be granted to employees, directors and consultants.  We have not granted any stock options since inception and there were no stock options outstanding as of December 31, 2008.

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

Product Development

We are behind in our schedule but we intend to finalize the technical designs for our Steam Injection System within the next twelve months, at which time we will begin the sale and manufacture of Steam Injection Systems to oil companies who do or could utilize steam injection as a method to recover oil held in Bitumen or oil sands. Our marketing program will begin in earnest prior to the completion of the finalization of our technical designs.

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

•

design promotional materials and displays and assist management with the overall design of the Steam Injection System, its presentation and technology. We have a verbal arrangement to compensate our designer and expect to incur roughly $40,000 on our designer over twelve months once we commence the program. Colin Hall, the Company’s president, will oversee the overall project, including design, marketing and finance.

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

Access International Matting (“AIM”) and Heromin Machinery (Canada) will assist Mr. Hall in the development of an overall project marketing plan and a project financial plan. The intention is to have the first customer finance their initial plant, which it is anticipated will take nine months to build. AIM has recently employed three people to develop the Heromin market and the Company is to be represented by AIM on an ad-hoc, commission only basis. A web site describing Solonex Management's services is under construction and will be linked from the TS2000, ecoTECH, Heromin and AIM sites.

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

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of December 31, 2008 we had cash in the amount of $959. We have forecasted expenditures of $150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall,  ecoTECH Waste Management Systems, (1991)

Inc.  nor any other shareholders or third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so during 2009. We have not identified any broker-dealers to assist in our financing efforts.  Currently, we believe we have the required funds to cover our expenses through the end of April 2009 and anticipate the requirement for $78,000 over the next twelve months to cover administrative expenses. Currently, the Company is approaching private investors for the potential financing of the Company.

•

Results of Operations

For the 2008 fiscal year, we incurred a loss in the amount of $219,857 compared to a loss of $141,668 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing our business plan.

We have paid consultants in cash and shares of our common stock in the process of evaluating our technology’s business potential and incurred costs of $150,000 during the year ended December 31, 2008 to that end (compared to $45,574 during 2007). We anticipate that until these procedures are completed, we will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

At the fiscal year ended December 31, 2008 we had spent an accumulated total of $100,000 towards the research and development of our technology (no change from December 31, 2007). During the period from October 12, 2000 (date of incorporation) through December 31, 2008, we received no revenues.

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

The expenses of implementing our business plan will exceed our current available funds.  We will have to obtain additional funding through an offering of our securities or through capital contributions from our stockholders.  From inception to date, we have settled $189,772 of accounts payable by the issuance of 4,608,075 shares of our common stock. We settled loans payable in the amount of $127,000 for the issuance of 1,044,300 shares, issued 1,200,000 shares for services valued at $120,000 and issued 2,227,000 shares for $179,770 in cash.

During the year ended December 31, 2008 we raised $42,000 in loans and paid $5,000. $200,000 of loans were converted to common stock in 2008 leaving loans outstanding of $10,500 at December 31, 2008 (compared to $173,500 at December 31, 2007). Since we do not anticipate generating significant revenues over the next year, we intend to depend upon equity financing through private placement offerings of our common stock to fund the implementation of our business plan.  Over the longer term, two to five years, we expect to fund our operations through a combination of revenues from the operation of our business and through additional equity financing. To date, we have generated $nil revenue.

We will need additional capital to carry out our business plans. No commitments to provide additional funds have been made by management or other stockholders or investors.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to us or at all.

Off Balance Sheet Arrangements

As of December 31, 2008 there were no off balance sheet arrangements.

Going Concern

Since inception, we have suffered recurring losses and net cash outflows from operations, and at December 31, 2008, have a working capital deficiency of $195,428 (2007 - $318,206).  We expect to continue to incur substantial losses as we develop our business plan. Since inception, we have funded operations through common stock issuances and accounts payable in order to meet our strategic objectives.  Management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of our products under development.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The financial instrument affected includes certain obligations that can be settled with shares of stock.

g) Stock Based Compensation

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123R, as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123R, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2008, the Company has not granted any stock options.

ITEM 7.  FINANCIAL STATEMENTS

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Report of Independent Registered Public Accounting Firm

16

Balance Sheets as at December 31, 2008 and 2007

17

Statements of Operations for the years ended December 31, 2008 and 2007 and for the period from inception October 12, 2000 to December 31, 2008

18

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from inception October 12, 2000 to December 31, 2008

19

Statement of Stockholder's Deficit for the period from inception October 12, 2000 to December 31, 2008

20

Notes to Financial Statements

21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Solanex Management, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of Solanex Management, Inc. (A Development Stage Company) at December 31, 2008 and 2007 and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended and for the cumulative period from October 12, 2000 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solanex Management, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and from October 12, 2000 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

March 30, 2008

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$959	$12,061
Prepaid expense	-	1,147

Total Current Assets	959	13,208

TOTAL ASSETS	$959	$13,208

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$180,887	$139,124
Payable to related parties	5,000	18,790
Promissory notes payable	10,500	173,500

Total Current Liabilities	196,387	331,414

Total Liabilities	196,387	331,414

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' (DEFICIT)

Preferred shares: $0.001 par value, 20,000,000 shares
authorized, none outstanding	-	-
Common shares: $0.001 par value, 100,000,000
shares authorized: 15,460,080 and 12,033,750 shares
issued and outstanding, respectively	15,460	12,034
Additional paid-in capital	734,214	395,005
Deficit accumulated during the development stage	(945,102)	(725,245)

Total Stockholders' (Deficit)	(195,428)	(318,206)
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$959	$13,208

The accompanying notes are a integral part of these financials statements.

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Statements of Operations

			Since Inception
	For the Year Ended		Through
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and Administrative	33,786	37,568	186,458
Consulting fees	150,000	45,574	343,389
Foreign exchange loss	767	1,075	4,229
Office and rent	3,836	19,045	153,824
Professional fees	28,496	34,510	150,334
Research and development	-	-	100,000

Total Operating Expenses	216,885	137,772	938,234

LOSS FROM OPERATIONS	(216,885)	(137,772)	(938,234)

OTHER INCOME (EXPENSE)
Interest expense	(2,972)	(3,896)	(6,868)

LOSS BEFORE INCOME TAXES	(219,857)	(141,668)	(945,102)
INCOME TAX EXPENSE	-

NET LOSS	$(219,857)	$(141,668)	$(945,102)

BASIC LOSS PER SHARE	$-0.02	$-0.01

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,296,573	12,033,730

The accompanying notes are a integral part of these financials statements.

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Statements of Stockholders' (Deficit)
From Inception on October 12, 2000 through December 31, 2008
					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		Paid-In	Stock	Development	Stockholders'
	Shares	Amount	Capital	Subscription	Stage	Equity
Balance, October 12, 2000	-	$-	$-	$-	$-	$-
(Date of inception)
Common stock issued for expenses
paid October 2000 at $0.001 per share	1,500,000	1,500	-	-	-	1,500
Common stock issued for technology
October 2000 at $0.001 per share	3,500,000	3,500	-	-	-	3,500
Net loss for the year
ended December 31, 2000	-	-	-	-	(10,758)	(10,758)
Balance December 31, 2000	5,000,000	5,000	-	-	(10,758)	(5,758)
Net loss for the year
ended December 31, 2001	-	-	-	-	(470)	(470)
Balance December 31, 2001	5,000,000	5,000	-	-	(11,228)	(6,228)
Net loss for the year
ended December 31, 2002	-	-	-	-	(26,972)	(26,972)
Balance December 31, 2002	5,000,000	5,000	-	-	(38,200)	(33,200)
Common stock issued for cash
in 2003 at $0.01 per share	310,000	310	2,790	-	-	3,100
Common stock issued for debt
in 2003 at $0.04 per share	2,548,725	2,549	94,390	-	-	96,939
Stock cancelled December 2003	(750,000)	(750)	750	-	-	-
Net loss for the year
ended December 31, 2003	-	-	-	-	(120,637)	(120,637)
Balance December 31, 2003	7,108,725	7,109	97,930	-	(158,837)	(53,798)
Common stock issued for debt
in April 2004 at $0.04 per share	419,300	419	16,353	-	-	16,772
Share subscriptions	-	-	-	85,228	-	85,228
Net loss for the year
ended December 31, 2004	-	-	-	-	(116,609)	(116,609)
Balance December 31, 2004	7,528,025	7,528	114,283	85,228	(275,446)	(68,407)
Common stock issued for cash
in September 2005 at $0.04 per share	2,130,705	2,131	83,097	(85,228)	-	-
Share subscriptions	-	-	-	15,000	-	15,000
Net loss for the year
ended December 31, 2005	-	-	-	-	(78,151)	(78,151)
Balance December 31, 2005	9,658,730	9,659	197,380	15,000	(353,597)	(131,558)
Common stock issued for cash
in February 2006 at $0.10 per share	1,000,000	1,000	99,000	(15,000)	-	85,000
Common stock issued for cash
in February 2006 at $0.04 per share	375,000	375	14,625	-	-	15,000
Common stock issued for debt
in June 2006 at $0.04 per share	250,000	250	9,750	-	-	10,000
Common stock issued for cash
in September 2006 at $0.10 per share	750,000	750	74,250	-	-	75,000
Net loss for the year
ended December 31, 2006	-	-	-	-	(229,980)	(229,980)
Balance December 31, 2006	12,033,730	12,034	395,005	-	(583,577)	(176,538)
Net loss for the year
ended December 31, 2007	-	-	-	-	(141,668)	(141,668)
Balance December 31, 2007	12,033,730	12,034	395,005	-	(725,245)	(318,206)
Common stock issued for services
in 2008 at $0.10 per share	1,200,000	1,200	118,800	-	-	120,000
Common stock issued for debt
in 2008 at $0.10 per share	2,226,350	2,226	220,409	-	-	222,635
Net loss for the year
ended December 31, 2008	-	-	-	-	(219,857)	(219,857)

Balance December 31, 2008	15,460,080	$15,460	$734,214	$-	$(945,102)	$(195,428)

The accompanying notes are a integral part of these financials statements.

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Statements of Cash Flows

			Since Inception
	For the Year Ended		Through
	December 31,	December 31,	December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(219,857)	$(141,668)	$(945,102)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	120,000	-	127,387
Changes in operating assets and liabilities:
Prepaid expenses	1,147	(1,147)	-
Accounts payable and accrued expenses	50,608	16,079	303,791

Net Cash Used in Operating Activities	(48,102)	(126,736)	(513,924)

INVESTING ACTIVITIES

Purchase of fixed assets	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from loans payable	42,000	45,000	257,272
Repayment of loans payable	(5,000)	-	(5,000)
Issuance of common stock	-	-	264,998

Net Cash Provided by Financing Activities	37,000	45,000	517,270

FOREIGN CURRENCY EFFECT ON CASH	-	-	(2,387)
NET DECREASE IN CASH	(11,102)	(81,736)	959
CASH AT BEGINNING OF PERIOD	12,061	93,797	-

CASH AT END OF PERIOD	$959	$12,061	959

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for technology	$-	$-	$3,500
Common stock issued for debt	$200,000	$-	$226,772
Common stock issued for payables	$22,635	$-	$119,404
Common stock issued for services	$120,000	$-	$120,000

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

1.

NATURE OF OPERATIONS AND GOING CONCERN

a)

Development Stage Company

Solanex Management Inc.  (the “Company”) was incorporated in the State of Nevada on October  12,  2000 under the name EcoSoil Management Corp. and is in its early  developmental stage.  The Company changed its name to Solanex Management Inc. on December 6, 2001.  To date, the Company’s only activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan accordingly, the Company is classified as a development stage enterprise in accordance with SFAS No. &.

The Company intends to develop and market technology specializing in high temperature soil remediation, as well as portable high temperature steam generation technology for the resource and environmental industries.  Systems include a portable high temperature burner system and high temperature burner gasifier systems.

b)

Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations, and at December 31, 2008 has a working capital deficiency of $195,428 (2007 - $141,668).  The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several business and financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful in obtaining sufficient funds, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 – “Earnings Per Share” (“SFAS 128”).  Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  Basic and diluted loss per share are the same as any exercise of options or warrants would be anti-dilutive. The Company currently has no common stock equivalents. Earnings per share have been calculated as follows:

2008

         2007

        Numerator:

Net loss

              $219,857        $141,668

Denominator:

Weighted average number of shares issued   12,296,593     12,033,730

              Earnings (loss) per share

$(0.02)            $(0.01)

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

g)

Stock Based Compensation

In 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Financial Accounting Standards Number 123 (REVISED 2004), "Share-Based Payment"  (SFAS 123[R]). The Company uses the Black-Scholes valuation model to value and record expenses relative to share based payments when granted and vested.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)   Cash and Cash Equivalents

       Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

i)

Capital Structure

The Company has two classes of stock.  Preferred stock, 20,000,000 shares authorized, zero issued. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 100,000,000 shares authorized, with 15,460,080 shares issued and outstanding.  No dividends were paid in the 2008 and 2007 fiscal years, nor in any prior years.

3.

RECENT ACOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

3.

RECENT ACOUNTING PRONOUNCEMENTS (Continued)

hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

3.

RECENT ACOUNTING PRONOUNCEMENTS (Continued)

gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

On October 1, 2002, the Company entered into a joint venture agreement (the “Agreement”) with ecoTECH Waste Management Systems, (1991) Inc.  (“ecoTECH”) to design the systems for the soil Remediator and provide marketing and business concept expertise.  Under the terms of the Agreement, ecoTECH will evaluate, improve and complete the assets of the Company, and market and/or find customers for the assets of the Company.  Furthermore, ecoTECH will search for, recommend and advise the Company on the acquisition of further technology, complementary to the current business direction and assets of the Company.  In consideration for the services provided by ecoTECH, the Company is required to pay $100,000 to ecoTECH over the life of the contract (3 years), in cash or common stock. As of December 31, 2006, the Company had paid $85,500 to ecoTECH, and the remaining $14,500 is included in accounts payable and accrued liabilities.  This agreement is being  renegotiated by both parties.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

4.

LICENSE AND TECHNOLOGY RIGHTS (Continued)

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

On October 12, 2006, the Company and ecoTECH signed an addendum to the Strategic Alliance Agreement, whereby, in consideration for $2,000 to be paid to ecoTECH, the parties agreed to expand their business relationship to include portable high temperature steam generation technology and to market portable high temperature burner gasifier systems. The Company’s president, Colin Hall, is also a principal of ecoTECH.  The Company has not recorded any capitalized costs for any licensed technology at December 31, 2008.

5.   PROMISSORY NOTES PAYABLE

The promissory notes are unsecured and bear no interest and are due on demand.

   2008

   2007

Promissory note – unsecured, bears interest at 2% and

due on demand

$         -

$5,000

Promissory note – unsecured, bears interest at 2% and

                           due on demand

           -

  7,000

Promissory note – unsecured, bears interest at 2% and

due on demand

           -

  8,000

Promissory note – unsecured, bears interest at 2% and

due on demand

           -

  5,000

Promissory note – unsecured, bears interest at 2% and

due on demand

           -

  6,000

Promissory note – unsecured, bears zero interest at 2%

                          and due on demand

                        -

             12,500

Promissory note – unsecured, bears zero interest  and

due on demand

                          10,500

                     -

             Promissory note – unsecured, bears interest at 2% and

due on demand

                       -

             50,000

Promissory note – unsecured, bears interest at 2% and

due on demand

                       -

             35,000

Promissory note – unsecured, non interest bearing and

due on demand

                       -

              25,000

Promissory note – unsecured, non interest bearing and

due on demand

                       -

              20,000

Total

         $  10,500

         $173,500

During the year ended December 31, 2008, the Company issued 2,226,350 shares of common stock in satisfaction of $222,635 of promissory notes

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

6.

CAPITAL STOCK

No preferred shares have been issued. The preferred shares have been authorized without terms. The terms of the preferred shares will be set by the Company’s board of directors as, if and when the preferred shares are issued.

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

On December 3, 2008, the Company issued 1,200,000 restricted shares of common stock at $0.10 per share for services valued at $120,000.

On December 3, 2008, the Company issued 2,226,350 restricted shares of common stock at $0.10 per share for debt in the amount of $222,635.

7.

STOCK OPTIONS

On July 21, 2004, the Company registered its Performance Stock Plan (the “Plan”), under the Securities Act of 1933 (the “Act”), for up to 1,000,000 stock options, which may be granted to employees, directors and consultants.  The Company has not granted any stock options since inception and there were no stock options outstanding as of December 31, 2008.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

8.

RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended December 31, 2008 the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

Except as disclosed elsewhere in these notes, following are related party transactions and amounts owing:

During the year ended December 31, 2008,  $18,790 of related party debt was converted to common stock at $0.10 per share. As of December 31, 2008, $5,000 was owing to the President of the Company

The Company currently has no employees and relies upon its officers and directors to further its affairs.  The officers and directors provide services to the Company without any compensation.

9.   INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued Financial  Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting  for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.

A reconciliation of statutory federal income tax rates to the Company’s effective tax rate is as follows:

	2008	2007

Expected tax recovery at 34%	$(74,751)	$(48,167)
Common stock issued for services	40,800	-
Change in valuation allowance	33,951	48,167
Income tax provision	$-	$-

Deferred tax assets at December 31 were as follows:

	2008	2007

Gross tax deferred asset
Operating loss carry forwards	$278,023	$244,072
Valuation allowance	(278,023)	(244,072)

Net deferred tax asset	$-	$-

The Company has net operating losses carried forward of approximately $818,000 (2007 - $718,000) and has provided a full valuation allowance due to the uncertainty of the utilization of the benefits of these losses which begin to expire in 2021.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

(Stated in U.S. Dollars)

10.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.  Management services provided and rental of premises are on a month to month basis.

     2008                     2007

        Rent paid

  $3,800

   $16,700

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

In February 2008 the Company engaged Chisholm, Bierwolf, Nilson & Morrill, LLC to audit the Company's financial statements for the year ended December 31, 2007.  Prior to its engagement, the Company had not consulted with Chisholm, Bierwolf, Nilson & Morrill, LLC with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject or disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K). The Board of Directors of the Company approved the change in accountants described herein and Chisholm, Bierwolf, Nilson & Morrill, LLC performed the audit of the Company's December 31, 2007 financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Colin V. Hall.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

▪

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

▪

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

This table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position(s) and Office(s) Held
Colin V. Hall	63	President and Director

Colin V. Hall – Director

Mr. Hall was born and educated in England, and has diplomas in design, graphics, technology and management. He is an innovative designer of chemical and pollution abatement processing systems and machinery, thermal devices, power generation systems, heavy vehicles, transport and handling equipment, machinery and processing systems for the past 25 years.  Over the past 15 years his abilities have been directed towards the development of fully integrated systems for waste management, reduction and processing. He is a recognized expert in the design and development of environmental control and processing systems. He led the development and promotion of the Western Renewable Fuels project for four years in the 1990's.  Mr. Hall has been President of EcoTerra Remediation Systems Inc. for the last two years, and is the CEO of ecoTECH Waste Management Systems, (1991) Inc., a company he founded in 1980. He designed ecoTECH's integrated system for waste management, reduction and processing and has made many improvements on existing designs for components of environmental remediation systems.

Significant Employees

Mr. Todd Ingram was the Secretary of our company and performed administrative functions. He has a Bachelor’s of Business Administration and has completed studies in advanced Business Management. He has a varied background with public and private companies working in marketing, sales, and advanced administration including setup and design of corporate structure. Mr. Ingram was paid $nil in consulting fees during the year ended December 31, 2008 ($nil during 2007).

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

For the fiscal year ending December 31, 2008 the board of directors:

Reviewed and discussed the audited financial statements with management, and

Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2008 the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Colin V. Hall President and Director	0	0	1
ecoTECH Waste Management Affiliate Shareholder	0	0	1

Code of Ethics Disclosure

As of December 31, 2008 we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behaviour of our officers. We anticipate that we will adopt a code of ethics once we are in a position to do so.

ITEM 10.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colin V. Hall, President Todd Ingram, Secretary	2008 2007 2006 2008 2007	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 6,464 0 0 17,000	0 6,464 0 0 17,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END: None
	OPTION AWARDS - Nil					STOCK AWARDS – Nil
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Colin V. Hall	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colin V. Hall	0	0	0	0	0	0	0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 28, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 15,460,080 shares of common stock issued and outstanding on February 28, 2009.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Colin V. Hall 4567 Prospect Road North Vancouver, B.C., V7N 3M1, CANADA	2,845,000 shares	18.4%
Total of All Directors and Executive Officers:		2,845,000 shares	18.4%
More Than 5% Beneficial Owners:
Common	ecoTECH Waste Management Systems, 7588 Winston Street Burnaby, B.C., V5Z 4C2, CANADA	2,000,000 shares	12.9%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2008 or in any presently proposed transaction which, in either case, has or will materially affect us.

On September 29, 2006, ecoTECH Waste Management Systems, (1991) Inc.  (“ecoTECH”) – a major shareholder of our company and owned by Mr. Colin V. Hall – agreed to assign to us the full rights to the Thermal Destructor and an offshoot technology known as the Steam Injection System in exchange for $2,000.

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

Reports on Form 8-K: None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements included in our annual report filed on form 10K for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$17,250	0	0	0
2007	$12,000	0	0	0
2006	$18,600	0	0	0
2005	$7,000	0	0	0
2004	$8,250	0	0	0
2003	$3,317	0	0	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLANEX MANAGEMENT INC.

Date: March 30, 2009

By:  /s/ Colin V. Hall______

                                                Colin V. Hall: President

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.1

CERTIFICATIONS

I, Colin V. Hall, certify that

1. I have reviewed this annual report on Form 10-K of Solanex Management Inc;

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

4. I, the registrant’s certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting; and

5. I, the registrant’s certifying officer, based on my most recent evaluation of internal control over financial reporting, have disclosed to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All deficiencies and weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 30, 2009

/s/ Colin V. Hall

Colin V. Hall

Acting Chief Executive Officer

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2

CERTIFICATIONS

I, Colin V. Hall, certify that

1. I have reviewed this annual report on Form 10-K of Solanex Management Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this report;

4. I, the registrant’s certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting; and

5. I, the registrant’s certifying officer, based on my most recent evaluation of internal control over financial reporting, have disclosed to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All deficiencies and weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

March 30, 2009

/s/ Colin V. Hall

Colin V. Hall

Acting Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Colin V. Hall, Acting Chief Executive Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ Colin V. Hall

 Name:    Colin V. Hall

 Title:     Acting Chief Executive Officer

 Date:     March 30, 2009

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

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Report”), I, Colin V. Hall, Acting Chief Financial Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ Colin V. Hall

 Name:    Colin V. Hall

 Title:     Acting Chief Financial Officer

Date:     March 30, 2009

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]