Form 10-Q
period 2009-03-31
SOLANEX MANAGEMENT INC
filed 2009-05-15
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended     March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly transition period ended ______

0-49632

Commission file number:

Solanex Management Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

(888) 678-9446
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1)  Yes  [X]   No     (2) Yes  [X]   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes  ☐  No [X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of April 1, 2009 the Issuer had 15,460,080 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                  Consolidated Balance Sheets

                                                         4

                  Consolidated Statements of Operations

5

                  Consolidated Statements of Cash Flows

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

15

SIGNATURES

16

CERTIFICATIONS

17

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008; and
F-2	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 and for the cumulative period from inception October 12, 2000 to March 31, 2009; and
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and for the cumulative period from inception October 12, 2000 to March 31, 2009; and
F-4	Notes to Consolidated Financial Statements.

These interim consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2009.

The interim consolidated financial statements of the Company were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the interim consolidated financial statements fairly present the financial condition of the Company at March 31, 2009. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2008.

Solanex Management Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(expressed in U.S. dollars)

	March 31,	December 31,
	2009
	(Unaudited)	2008

CURRENT ASSETS

Cash	$ 959	$ 959

Total Current Assets	959	959

TOTAL ASSETS	$ 959	$ 959

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 176,523	$ 180,887
Payable to related parties	9,775	5,000
Promissory notes payable	17,251	10,500

Total Current Liabilities	203,549	196,387

STOCKHOLDERS' (DEFICIT)

Preferred shares: $0.001 par value, 20,000,000 shares
authorized, none outstanding	-	-
Common shares: $0.001 par value, 100,000,000
shares authorized: 15,460,080 shares
issued and outstanding	15,460	15,460
Additional paid-in capital	734,214	734,214
(Deficit) accumulated during the development stage	(952,265)	(945,102)

Total Stockholders' (Deficit)	(202,590)	(195,428)
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$ 959	$ 959

(The  accompanying notes are an integral part of the financial statements)

Solanex Management Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(expressed in U.S. dollars)

(Unaudited)

	For the Three	For the Three	Since Inception
	Months Ended	Months Ended	Through
	March, 31	March, 31	March 31,
	2009	2008	2009

REVENUES	$ -	$ -	$ -
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and Administrative	763	6,375	187,220
Consulting fees	-	15,000	343,389
Foreign exchange loss	-	88	4,229
Office and rent	-	3,836	153,824
Professional fees	7,810	17,020	158,144
Technology cost	-	-	100,000

Total Operating Expenses	8,573	42,319	946,806

LOSS FROM OPERATIONS	(8,573)	(42,319)	(946,806)

OTHER INCOME (EXPENSE)
Gain on Settlement of Debt	1,410	-	1,410
Interest expense	-	(974)	(6,868)

LOSS BEFORE INCOME TAXES	(7,163)	(43,293)	(952,264)
INCOME TAX EXPENSE	-

NET LOSS	$ (7,163)	$ (43,293)	$ (952,264)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,460,080	12,033,730

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(Unaudited)

	For the Three	For the Three	Since Inception
	Months Ended	Months Ended	Through
	March, 31	March, 31	March, 31
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$ (7,163)	$ (43,293)	$ (952,265)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	127,387
Gain on settlement of debt	(1,410)	-	(1,410)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,147	-
Accounts payable and accrued expenses	(2,953)	23,477	300,838

Net Cash Used in Operating Activities	(11,526)	(18,669)	(525,450)

INVESTING ACTIVITIES

Purchase of fixed assets	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from loans payable	11,526	-	268,798
Repayment of loans payable	-	-	(5,000)
Issuance of common stock	-	15,352	264,998

Net Cash Provided by Financing Activities	11,526	15,352	528,796

FOREIGN CURRENCY EFFECT ON CASH	-	-	(2,387)
NET DECREASE IN CASH	-	(3,317)	959
CASH AT BEGINNING OF PERIOD	959	12,061	-

CASH AT END OF PERIOD	$ 959	$ 8,744	959

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
NON CASH FINANCING ACTIVITIES:
Common stock issued for technology	$ -	$ -	$ 3,500
Common stock issued for debt	$ -	$ -	$ 226,772
Common stock issued for payables	$ -	$ -	$ 119,404
Common stock issued for services	$ -	$ -	$ 120,000

(The accompanying notes are an integral part of the financial statements)

Solanex Management Inc.

(a Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2009

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The interim financial statements of the Company are consolidated with the financial statements of its two wholly owned subsidiary companies: Solanex Placer Inc. and Solanex Recovery Inc. All inter company accounts and transactions have been eliminated on consolidation. At March 31, 2009 both subsidiary companies were inactive.

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

4.  BASIS OF ACCOUNTING PRESENTATION

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

The organization and business of the Company, significant accounting policies followed by the Company and other information are contained in the notes to the Company’s audited financial statements filed as part of the Company’s Form 10-K for the year ended December 31, 2008.

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2009 and the results of its operations for the nine months then ended.  The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of $952,264 to March 31, 2009.

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

5.  LICENSE AND TECHNOLOGY RIGHTS

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

As of March 31, 2009 the Company had paid $85,500 to EcoTech, and the remaining $14,500 is included in amounts payable to related parties.  This agreement is being renegotiated by both parties.

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

6. PROMISSORY NOTES  PAYABLE

The promissory notes may be converted in whole or in part into common shares of the Company at the option of the lender(s) at a mutually agreed price per share.  The promissory notes are unsecured and bear no interest and are due on demand. Management has imputed interest ranging from 2% to 8% and accrued the interest in the event of conversion. The interest accrued totaled $-0- and $974 for the three months ended March 31, 2009 and 2008, respectively. The Company owed $17,251 and $10,500 for the promissory notes payable at March 31, 2009 and December 31, 2009, respectively.

7. COMMON STOCK

During 2008 the Company issued 1,200,000 shares of common stock at $0,10 per share in exchange for services rendered to the Company.

During 2008 the Company issued 2,226,350 shares of common at $0.10 per share to fulfill debt obligations.

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

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of March 31, 2009 we had cash in the amount of $959. We have forecasted expenditures of $30,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither Colin Hall, nor ecoTECH Waste Management Systems (1991), Inc. nor any other shareholders nor third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the future. We have not identified any broker-dealers to assist in our financing efforts.  Currently, we believe we have the required funds to cover our expenses through the end of December 2009.

Results of Operations for the three months ended March 31, 2009 and 2008

No revenue was recorded for the three month period ended March 31, 2009 and no revenue has been generated since inception.

Net loss for the three months ended March 31, 2009 was $7,162 compared to a loss of $43,293 for the three months ended March 31, 2008. The expenditures comprising the loss for the three months ended March 31, 2009 consisted primarily of administrative expenses in the amount of $17 (2008 - $6,375),  professional fees in the amount of $8,572 (2008 - $17,020), $-0- (2008 - $15,000)  and office/rent in the amount of $-0- (2008 - $3,386).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as by loans from directors and other shareholders. The Company did not issue any shares during the three months ended March 31, 2009 or during the three months ended March 31, 2008.

As of March 31, 2009 the Company has a working capital deficiency of $202,590 (at December 31, 2008 $195,428). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for a fiscal year are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements

As of March 31, 2009 there were no off balance sheet arrangements.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the filing date of this Quarterly Report on Form 10Q, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the three months ended March 31, 2009 nor did the Company commence any lawsuits during the same period.

ITEM 2.  Changes in Securities and Use of Proceeds

During the three months ended March 31, 2009 the Company issued the following securities:

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

May 14, 2009

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     Exhibit 31.1

I, Colin Hall, certify that

1. I have reviewed this quarterly report on Form 10-Q of Solanex Management Inc.;

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

May 14, 2009

__/s/ Colin Hall_______________

Colin Hall

Acting Chief Executive Officer

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     Exhibit 31.2

I, Colin Hall, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Solanex Management Inc.;

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

May 14, 2009

___/s/ Colin Hall_______________

Colin Hall,

Acting Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Solanex Management Inc. a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (the “Report”), Colin Hall, Acting Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         __/s/ Colin Hall_______________

 Name:    Colin Hall

 Title:     Acting Chief Executive Officer

 Date:    May 14, 2009

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (the “Report”), Colin Hall, Acting Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         ___/s/ Colin Hall____________

 Name:    Colin Hall

 Title:     Acting Chief Financial Officer

 Date:    May 14, 2009

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

19