Form 10-Q
period 2009-06-30
SOLANEX MANAGEMENT INC
filed 2009-08-19
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended     June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly transition period ended ______

0-49632

Commission file number:

Solanex Management Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

 1500  East Tropicana Avenue, Suite 100

____Las Vegas, Nevada 89119____

(Address of principal executive offices)

               (702) 932-1576______

      (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   (1)  Yes  ☐   No     (2) Yes  ☐   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐  No ☐

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 12, 2009 the Issuer had 15,460,080 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No ☐

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

13

                  Liquidity and Capital Resources

15

ITEM 3.

CONTROLS AND PROCEDURES

15

PART II -OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

15

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

15

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

16

CERTIFICATIONS

17

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008; and
F-2	Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 and for the cumulative period from inception October 12, 2000 to June 30, 2009; and
F-3	Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2009 and 2008, and for the cumulative period from inception October 12, 2000 to June 30, 2009; and
F-4	Notes to Consolidated Financial Statements.

These interim consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2009.

The interim consolidated financial statements of the Company were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the interim consolidated financial statements fairly present the financial condition of the Company at June 30, 2009. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2008.

SOLANEX MANAGEMENT, INC.
A Development Stage Company
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash	$-	$959

TOTAL ASSETS	$-	$959

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$175,124	$180,887
Payable to related parties	13,823	5,000
Promissory notes payable	17,252	10,500

Total Current Liabilities	206,199	196,387

STOCKHOLDERS' EQUITY

Preferred stock; 20,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 15,460,080 shares
issued and outstanding	15,460	15,460
Additional paid-in capital	734,214	734,214
Deficit accumulated during the development stage	(955,873)	(945,102)

Total Stockholders' Equity	(206,199)	(195,428)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$959

SOLANEX MANAGEMENT, INC.
A Development Stage Company
Statements of Operations
(unaudited)

					Since Inception
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	2,158	8,765	2,921	15,140	189,379
Consulting fees	-	15,000	-	30,000	343,389
Office and rent	-	-	-	3,836	153,824
Professional fees	1,450	1,491	9,260	18,511	159,594
Technology cost	-	-	-	-	100,000

Total Operating Expenses	3,608	25,256	12,181	67,487	946,186

LOSS FROM OPERATIONS	(3,608)	(25,256)	(12,181)	(67,487)	(946,186)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	-	1,410	-	1,410
Interest expense	-	(999)	-	(1,973)	(6,868)
Foreign exchange gain (loss)	-	128	-	40	(4,229)

LOSS BEFORE INCOME TAXES	(3,608)	(26,127)	(10,771)	(69,420)	(955,873)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,608)	$(26,127)	$(10,771)	$(69,420)	$(955,873)

BASIC LOSS PER SHARE	$-0.00	$-0.00	$-0.00	$-0.01

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	15,460,080	12,033,730	15,460,080	12,033,730

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Since Inception
	For the Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(10,771)	$(69,420)	$(955,873)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	127,387
Gain on settlement of debt	(1,410)	-	(1,410)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,147	-
Accounts payable and accrued expenses	(4,353)	38,907	300,848

Net Cash Used in Operating Activities	(16,534)	(29,366)	(529,048)

INVESTING ACTIVITIES

Purchase of fixed assets	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from loans payable	7,252	20,260	264,524
Related party payable	8,323	710	8,323
Repayment of loans payable	-	-	(5,000)
Issuance of common stock	-	-	264,998

Net Cash Provided by Financing Activities	15,575	20,970	532,845

FOREIGN CURRENCY EFFECT ON CASH	-	-	(2,387)
NET DECREASE IN CASH	(959)	(8,396)	1,410
CASH AT BEGINNING OF PERIOD	959	12,061	-

CASH AT END OF PERIOD	$-	$3,665	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for technology	$-	$-	$3,500
Common stock issued for debt	$-	$-	$226,772
Common stock issued for payables	$-	$-	$119,404
Common stock issued for services	$-	$-	$120,000

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

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

The interim financial statements of the Company are consolidated with the financial statements of its two wholly owned subsidiary companies: Solanex Placer Inc. and Solanex Recovery Inc. All inter company accounts and transactions have been eliminated on consolidation. At June 30, 2009 both subsidiary companies were inactive.

On October 12, 2000 Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity. Under the terms of the Agreement and Assignment of Intellectual Property Rights Mr. Hall was compensated $2,000 dollars and 1,500,000 shares of Solanex common stock, and the group of investors were compensated an aggregate of 2,000,000 shares of Solanex common stock. The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the Licensing date. This Agreement and License of Intellectual Property Rights has been renewed on a month to month basis and has been supplemented with a joint venture agreement between Solanex Management Inc. and EcoTech Waste Management Systems, Inc., the terms of which continue to be negotiated. Mr. Hall is a former director of the Company and a principal of EcoTech Waste Management Systems, Inc. (EcoTech).

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

2.  DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Technology Development Costs

The costs to acquire and develop new technology and enhancements to existing technology are expensed as incurred until such time as technological feasibility is demonstrated.

b)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

c)

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

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

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

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2009 and the results of its operations for the nine months then ended.  The results of operations for the three months and six  months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of $955,873 to June 30, 2009.

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

5.

LICENSE AND TECHNOLOGY RIGHTS

On October 12, 2000, the Company acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor (“soil Remediator”) for onsite remediation to industrial, petrochemical and site remediation organizations.  The technology and intellectual property acquired included all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity.  Under the terms of the Agreement and License, a cash payment of $2,000 was made on behalf of the Company and the Company issued 3,500,000 shares of common stock.

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

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2009 and December 31, 2008

As of June 30, 2009 the Company had paid $85,500 to EcoTech, and the remaining $14,500 is included in amounts payable to related parties.  This agreement is being renegotiated by both parties.

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

6. PROMISSORY NOTES  PAYABLE

The promissory notes may be converted in whole or in part into common shares of the Company at the option of the lender(s) at a mutually agreed price per share.  The promissory notes are unsecured and bear no interest and are due on demand. Management has imputed interest ranging from 2% to 8% and accrued the interest in the event of conversion. The interest accrued totaled $-0- and $999 for the three months ended June 30, 2009 and 2008, respectively. The Company owed $17,252 and $10,500 for the promissory notes payable at June 30, 2009 and December 31, 2008, respectively.

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

9. SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Company entered into a Letter of Intent ("LOI") dated July 27th 2009 to acquire certain sales, marketing and distribution rights to a Waste to Energy technology from Alten Power Corporation. The Company has elected to enhance the incineration/gasification component of its business model and considers the availability of electric power from the gasification of Municipal Solid Waste to be an added benefit to potential customers, especially Municipal, State and Federal Governments. The LOI calls for a due diligence period which is to conclude on or before the 21st of October, 2009. According to the terms of the agreement, the Company would acquire any and all rights to projects that have been initiated by Alten Power Corporation, including but not limited to feasibility/viability assessments for waste to energy facilities in Central and South America, the United States and Canada. The transfer would be completed following payment of $200,000.00 (Two Hundred Thousand USD) plus 3 million common shares of Solanex.

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

Expansion of Business into Resource Sector

By using our contacts in the resources sector we have considered implementing steps including taking our Company into a new channel of business by way of actively seeking mineral resource property opportunities. We turned down an opportunity to acquire an option interest in a sand and gravel deposit for payment of up to $75,000 over four years and the issuance of up to 2,000,000 shares of common stock. Management believed that acquiring the option at this stage was premature in our development and would divert needed capital away from our core business pursuits. However, we have continued our search in the resource sector and intend to seize the right opportunity when our capital resources permit and when the timing is right. We currently have no projects under review and must obtain sufficient funding to cover our projected working capital requirements.

Plan of Operation

Our plans for the next 12 months are focused on pursuing financing.

The Company has been unable to obtain financing for its Thermal Destructor and Steam Injection System and, subsequent to June 30, 2009,  has abandoned these projects. The Company continues to seek out other opportunities in the resource, renewable and alternative energy sectors which may become available to the Company and which may be funded at levels of funding attainable by the Company.

Subsequent to the end of the quarter, Mr. Dave Eckert was elected as a Director. On July 14, 2009, Mr. Colin Hall voluntarily resigned as President, Secretary, Treasurer and Director of the Company. On July 14, 2009, Mr. Dave Eckert was appointed President and Chief Executive Officer, Secretary, Treasurer, and principal financial officer. On August 10, 2009, Mr. Derek Bartlett was also elected to the Board of Directors.

Subsequent to the end of the quarter, the Company entered into a Letter of Intent ("LOI") dated July 27th 2009 to acquire certain sales, marketing and distribution rights to a Waste to Energy technology from Alten Power Corporation. The Company has elected to enhance the incineration/gasification component of its business model and considers the availability of electric power from the gasification of Municipal Solid Waste to be an added benefit to potential customers, especially Municipal, State and Federal

Governments. The LOI calls for a due diligence period which is to conclude on or before the 21st of October, 2009. According to the terms of the agreement, the Company would acquire any and all rights to projects that have been initiated by Alten Power Corporation, including but not limited to feasibility/viability assessments for waste to energy facilities in Central and South America, the United States and Canada. The transfer would be completed following payment of $200,000.00 (Two Hundred Thousand USD) plus 3 million common shares of Solanex.

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of June 30, 2009 we had cash in the amount of $-0-. We have forecasted expenditures of $30,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither David Eckert, Derek Bartlett,  nor any other shareholders nor third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur, the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the future. We have not identified any broker-dealers to assist in our financing efforts.  Currently, we believe we have the required funds to cover our expenses through the end of December 2009.

Results of Operations for the three months ended June 30, 2009 and 2008

No revenue was recorded for the three month period ended June 30, 2009 and no revenue has been generated since inception.

Net loss for the three months ended June 30, 2009 was $3,608 compared to a loss of $26,127 for the three months ended June 30, 2008. The expenditures comprising the loss for the three months ended June 30, 2009 consisted primarily of administrative expenses in the amount of $2,158 (2008 - $8,765),  professional fees in the amount of $1,450 (2008 - $1,491), and consulting fees of $-0- (2008 - $15,000).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Results of Operations for the six months ended June 30, 2009 and 2008

No revenue was recorded for the six month period ended June 30, 2009 and no revenue has been generated since inception.

Net loss for the six months ended June 30, 2009 was $10,771 compared to a loss of $69,420 for the six months ended June 30, 2008. The expenditures comprising the loss for the three months ended June 30, 2009 consisted primarily of administrative expenses in the amount of $2,921 (2008 - $15,140),  professional fees in the amount of $9,260 (2008 - $18,511), consulting fees of $-0- (2008 - $30,000)  and office/rent in the amount of $-0- (2008 - $3,836).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as by loans from directors and other shareholders. The Company did not issue any shares during the three months ended June 30, 2009 or during the three months ended June 30, 2008.

As of June 30, 2009 the Company has a working capital deficiency of $206,199 (at December 31, 2008 $195,428). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for a fiscal year are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements

As of June 30, 2009 there were no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the three months ended June 30, 2009 nor did the Company commence any lawsuits during the same period.

ITEM 2.  Changes in Securities and Use of Proceeds

During the three months ended June 30, 2009 the Company issued the following securities:

No shares were issued during this period.

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

 /s/ Dave Eckert

Dave Eckert

President and Director

Date:

August 14, 2009

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     Exhibit 31.1

I, Dave Eckert, certify that

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

August 14, 2009

/s/ Dave Eckert_______________

Dave Eckert

Chief Executive Officer

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     Exhibit 31.2

I, Dave Eckert, certify that:

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

August 14, 2009

/s/ Dave Eckert_______________

Dave Eckert

Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Solanex Management Inc. a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission (the “Report”), Dave Eckert, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ Dave Eckert_______________

 Name:    Dave Eckert

 Title:      Chief Executive Officer

 Date:     August 14, 2009

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission (the “Report”), Dave Eckert, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ Dave Eckert____________

 Name:   Dave Eckert

 Title:     Chief Financial Officer

 Date:     August 14, 2009

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

20