Form 10-Q
period 2009-09-30
SOLANEX MANAGEMENT INC
filed 2009-11-16
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended     September 30, 2009

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

(702) 932-1576

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 2, 2009 the Issuer had 15,460,080 shares of common stock, par value $0.001, issued and outstanding.

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

                  Plan of Operations

16

                  Liquidity and Capital Resources

18

ITEM 3.

CONTROLS AND PROCEDURES

18

PART II -OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

18

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

18

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5.

OTHER INFORMATION

19

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

19

SIGNATURES

19

CERTIFICATIONS

20

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (audited); and
F-2	Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 and for the cumulative period from inception on October 12, 2000 to September 30, 2009; and
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and for the cumulative period from inception October 12, 2000 to September 30, 2009; and
F-4	Notes to Consolidated Financial Statements.

These interim consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2009.

The interim consolidated financial statements of the Company were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the interim consolidated financial statements fairly present the financial condition of the Company at September 30, 2009. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2008.

SOLANEX MANAGEMENT, INC.
A Development Stage Company
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$-	$959

TOTAL ASSETS	$-	$959

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$185,718	$180,887
Payable to related parties	13,823	5,000
Promissory notes payable	17,252	10,500

Total Current Liabilities	216,793	196,387

STOCKHOLDERS' EQUITY

Preferred stock; 20,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 15,460,080 shares
issued and outstanding	15,460	15,460
Additional paid-in capital	734,214	734,214
Deficit accumulated during the development stage	(966,467)	(945,102)

Total Stockholders' Equity	(216,793)	(195,428)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$959

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.
A Development Stage Company
Statements of Operations
(Unaudited)

					Since Inception
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	3,194	5,158	6,115	20,298	192,573
Consulting fees	-	15,000	-	45,000	343,389
Office and rent	-	-	-	3,836	153,824
Professional fees	7,400	1,175	16,660	19,686	166,994
Technology cost	-	-	-	-	100,000

Total Operating Expenses	10,594	21,333	22,775	88,820	956,780

LOSS FROM OPERATIONS	(10,594)	(21,333)	(22,775)	(88,820)	(956,780)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	-	1,410	-	1,410
Interest expense	-	(999)	-	(2,972)	(6,868)
Foreign exchange gain (loss)	-	(292)	-	(252)	(4,229)

LOSS BEFORE INCOME TAXES	(10,594)	(22,624)	(21,365)	(92,044)	(966,467)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(10,594)	$(22,624)	$(21,365)	$(92,044)	$(966,467)

BASIC LOSS PER SHARE	$-0.00	$-0.00	$-0.00	$-0.01

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	15,460,080	12,033,730	15,460,080	12,033,730

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Since Inception
	For the Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(21,365)	$(92,044)	$(966,467)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	127,387
Gain on settlement of debt	(1,410)	-	(1,410)
Changes in operating assets and liabilities:
Prepaid expenses	-	1,147	-
Accounts payable and accrued expenses	4,831	54,685	308,622

Net Cash Used in Operating Activities	(17,944)	(36,212)	(531,868)

INVESTING ACTIVITIES

Purchase of fixed assets	-	-	-

Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from loans payable	8,662	26,260	265,934
Related party payable	8,323	710	8,323
Repayment of loans payable	-	-	(5,000)
Issuance of common stock	-	-	264,998

Net Cash Provided by Financing Activities	16,985	26,970	534,255

FOREIGN CURRENCY EFFECT ON CASH	-	-	(2,387)
NET DECREASE IN CASH	(959)	(9,242)	-
CASH AT BEGINNING OF PERIOD	959	12,061	-

CASH AT END OF PERIOD	$-	$2,819	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for technology	$-	$-	$3,500
Common stock issued for debt	$-	$-	$226,772
Common stock issued for payables	$-	$-	$119,404
Common stock issued for services	$-	$-	$120,000

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

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

The interim financial statements of the Company are consolidated with the financial statements of its two wholly owned subsidiary companies: Solanex Placer Inc. and Solanex Recovery Inc. All inter company accounts and transactions have been eliminated on consolidation. At September 30, 2009 both subsidiary companies were inactive.

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

2.  DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

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

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

Recent Accounting Pronouncements

In May 2009, the FASB issued a pronouncement, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The pronouncement requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of the pronouncement did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued a pronouncement, “Accounting for Transfers of Financial Assets”. The pronouncement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of the pronouncement to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued a pronouncement, “Amendments to FASB Interpretation No. 46(R)”. The pronouncement is intended to (1) address the effects on certain provisions of the prior pronouncement, Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept, and (2) constituent concerns about the application of certain key provisions of the prior pronouncement, including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of the pronouncement to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued a pronouncement, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The pronouncement became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The  the adoption of the pronouncement did not  have an impact on the Company’s results of operations, financial condition or cash flows.

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

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

In the opinion of the Company’s management these financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2009 and the results of its operations for the nine months then ended.  The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

The Company has minimal capital resources presently available to meet obligations normally expected by similar companies and has an accumulated deficit of $966,467to September 30, 2009.

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

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

Company. In consideration for the services provided by EcoTech, the Company is required to pay $100,000 to EcoTech over the life of the contract (3 years), in cash or common stock.

As of September 30, 2009 the Company had paid $85,500 to EcoTech, and the remaining $14,500 is included in amounts payable to related parties.  This agreement is being renegotiated by both parties.

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

6. PROMISSORY NOTES  PAYABLE

The promissory notes may be converted in whole or in part into common shares of the Company at the option of the lender(s) at a mutually agreed price per share.  The promissory notes are unsecured and bear no interest and are due on demand. Management has imputed interest ranging from 2% to 8% and accrued the interest in the event of conversion. The interest accrued totaled $-0- and $974 for the nine months ended September 30, 2009 and 2008, respectively. The Company owed $17,252 and $10,500 for the promissory notes payable at September 30, 2009 and December 31, 2008, respectively.

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

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2009 and December 31, 2008

9. SIGNIFICANT EVENTS

The Company entered into a Letter of Intent dated July 27 2009, to acquire the existing sales, marketing and distribution agreement between Alten Power Corporation and Eneco Industries Inc. including any and all rights to projects which have been initiated by Alten Power Corporation. This agreement includes but is not limited to a feasibility/viability assessment for a waste to energy facility in Mexico and Abbotsford British Columbia, Canada. The aggregate consideration for the business opportunity to be purchased would be $ 200,000.00 (Two Hundred Thousand USD) plus 3 million common shares of the capital stock.

The Company entered into a Memorandum of Understanding ("MOU") dated August 21 2009 to form a Joint Venture with Geo Finance Corporation (PINK SHEETS) whereby Solanex will provide working capital to the Joint Venture and Geo Finance will provide its business models as well as full inclusion of its client lists as well as all sales and marketing IT of Geo Exchange renewable energy programs. The Joint Venture (JV) will be established by means of a Limited Liability Company (LLC) under US Law, with its place of business being in the State of Nevada According to the terms of the MOU, the JV shall be 51% owned by Solanex and 49% by Geo Finance. The Company is required to provide working capital of $500,000.00 for the JV. GeoFinance Corporation has subsequently presented an Expression of Interest to provide financing and monitoring for the installation of a geo-exchange collection field in Ontario, Canada. The details of the project as defined in the feasibility/engineering study calls for the provision of heat, hot water and air-conditioning for up to 540,000 square feet of residential, municipal arena and retirement facilities at a cost estimated to be approximately $4,500,000.

On September15, 2009, the Company entered into a Memorandum of Understanding ("MOU") to acquire technology leasing rights for sales, marketing and distribution to both a Pyrolitic Hydrocarbon Gasification System and a Liquid Extraction System owned by American Resource Petroleum Corporation of Utah (www.amrpco.com). The Company has elected to enhance the incineration / gasification component of its business model and considers the raw feed products of oil sands, oil shale, coal or used tires to be an added benefit to Solanex's potential customers, especially Municipal, State and Federal Governments. The liquid extraction system uses a non-toxic, non-carcinogenic solution which separates the oil from its host (i.e. oil sands), but further use will be in an insitu recovery of in ground; old capped/closed oil wells, low producing wells as well as low producing heavy oil deposits where the viscosity is too thick to economically bring the oil to surface. According to the terms of the agreement, the territory includes the exclusive rights for the Central and South American region as well as additional Joint Venture rights to projects in North America with the existing rights holder. The agreement calls for a royalty which is not to exceed 5% of the net production revenue as well as a payment of 3 million common shares of Solanex. Solanex has subsequently expanded the territories for the sub-license in their MOU for technology leasing rights to include the country of Mexico on the same exclusive terms.

Mr. Dave Eckert is a minority shareholder of the private company Alten Power Corporation as well as a minority shareholder of Geo Finance Corporation and Mr. Luis Mora Gamaz is a minority shareholder of  Geo Finance Corporation.

ITEM 2. Management’s Discussion and Analysis or Plan

For the balance of 2009 and the year 2010 the Company will:

Waste to Energy: Conclude the third party “Peer Review” of the financial and technological feasibility and viability of the waste to energy technology. It will continue its development of a sales and marketing program with emphasis on the Mexican/Central American markets. Establish relationships with entities in governmental agencies that are responsible for the disposal of municipal solid waste as well as relationships with banking entities for the sale and installation of the TOPS facilities.

GeoExchange Financing: The Company will complete its review of the financial viability of the leasing business odel. It will continue its development of a sales and marketing program for geo exchange projects in North America as well as developing relationships with banking entities for the funding requirements of “Green” projects.

Pyrolitic Hydrocarbon Gasification System: The Company will conclude the third party “Peer Review” of the financial and technological feasibility and viability of the Pyrolic Hydrocarbon Gasification System. It will continue its development of a sales and marketing program for tar sands and tire disposal with emphasis on the North American markets.

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

Business History

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

Our business previously was focused on the development, manufacture, and sale of the Thermal Destructor; and the development, manufacture, and sale of the portable Steam Injection System. The Company is now expanding into the other businesses outlined below.

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

Alten Power

The Company is proceeding on its agreement to acquire certain sales, marketing and distribution rights to a Waste to Energy technology from Alten Power Corporation. The Company has elected to enhance the incineration/gasification component of its business model and considers the availability of electric power from the gasification of Municipal Solid Waste to be an added benefit to potential customers, especially Municipal, State and Federal Governments.

GeoFinance

The Company has recently formed a Joint Venture with Geo Finance Corporation (PINK SHEETS) whereby Solanex will provide working capital to the Joint Venture and Geo Finance will provide its business models as well as full inclusion of its client lists as well as all sales and marketing IT of Geo Exchange renewable energy programs.

The principal reason that end users do not take advantage of the substantial savings of using the geoexchange technology for heat air conditioning and hot water is due to the considerable capital cost of the "green" technology. The business model of Geo Finance Corporation was created to secure and finance Geo Thermal Exchange (“GeoExchange”) heating/cooling fields throughout North America. This allows end users to install the green technology without a Capital infusion and the payments for the lease and reduced power costs will in most cases be less than traditional operating expenses for traditional heat, air conditioning and hot water. A management team of highly experienced professionals has been assembled to develop a “Green” finance and leasing company with unique operating and financial strategies. The management team has completed comprehensive due diligence and analysis that demonstrates the viability of the leasing model, significant growth and an attractive potential return on investment for third party investors and the Company.

Pyrolitic Hydrocarbon Gasification System

On October 5, 2009, the Company received the initial bulk run test results to the Pyrolitic Hydrocarbon Gasification System. The full commercial test runs are being performed on oil sands, shale, tires and coal and are part of the procedure of having third party engineering confirm and quantify all figures associated with the processing of these feed stocks. The results defined by the third party engineering agency will be the basis of setup expenses and operating costs for all in-situ locations.

Plan of Operation

Our plans for the next 12 months are focused on pursuing financing.

The Company has been unable to obtain financing for its Thermal Destructor and Steam Injection System and has abandoned these projects.

The Company is working on raising the financing to complete its LOI with Alten Power. The Company has received a proposal for the due diligence of its waste to energy technology announced. The proposal includes a complete peer review of the technology, including the scope of the technology, the modular aspect of the technology, the upper and lower size limits of the technology, the requirements from the host (municipality) for the project to succeed, the "project variables" for a given range of plant sizes, and more.

The Company is also looking to provide working capital to its Joint Venture with Geo Finance.  GeoFinance Corporation has subsequently presented an Expression of Interest to provide financing and monitoring for the installation of a geo-exchange collection field in Ontario, Canada. The details of the project as defined in the feasibility/engineering study calls for the provision of heat, hot water and air-conditioning for up to 540,000 square feet of residential, municipal arena and retirement facilities at a cost estimated to be approximately $4,500,000.

The Company is proceeding with the bulk run tests for the Pyrolitic Hydrocarbon Gasification System. The full commercial test runs are being performed on oil sands, shale, tires and coal and are part of the procedure of having third party engineering confirm and quantify all figures associated with the processing of these feed stocks. The results defined by the third party engineering agency will be the basis of setup expenses and operating costs for all in-situ locations.

The feed stock used in the first run was tar sands from the Asphalt Ridge in Utah, carrying a 16% hydrocarbon count. The unit processed the material at the rate of six (6) tons per hour and ran on a continuous feed basis with three (3) eight (8) hour shifts, with one hour being used for basic maintenance. The unit produced ninety five (95) barrels of high grade, low sulphur crude and forty seven (47) barrels of methanol per day. The operating cost based on the existing equipment equated to $14.24 per barrel. Not included in the operating costs are variables for mining and delivery of feedstock to the unit, since the mining, delivery and cost of feedstock will vary from site to site.

It is anticipated that each source of coal, shale and tires will also follow the results of the oil sands, meaning that each deposit will be correspondent to the percentage of hydrocarbons found in each specific feed stock.. Management is encouraged by these results and as such will begin the search for sources of feedstock in Canada, the US and in Mexico, immediately, in anticipation that the final engineering results will garner similar results for the shale, coal and tires.

The Company continues to seek out other opportunities in the renewable and alternative energy sectors which may become available to the Company and which may be funded at levels of funding attainable by the Company.

On July 14, 2009, Mr. Colin Hall voluntarily resigned as President, Secretary, Treasurer and Director of the Company. On July 14, 2009, Mr. Dave Eckert was appointed President and Chief Executive Officer, Secretary, Treasurer, and principal financial officer. On August 10, 2009, Mr. Derek Bartlett was elected to the Board of Directors. On September 4, 2009, Mr. Luis Mora was also elected to the Board of Directors. Mr. Mora resides in Madrid, Spain and has during the past five years researched and negotiated with municipalities throughout Mexico for the implementation of waste to energy facilities. Mr. Mora's knowledge of the Mexican and Central American regions' political and socio-economic practices will be a valuable asset to Solanex's efforts in Central America.

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of September 30, 2009 we had cash in the amount of $-0-. We have forecasted expenditures of $60,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither David Eckert, Derek Bartlett,  nor any other shareholders nor third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans and non interest bearing. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur, the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the future. We have not identified any broker-dealers to assist in our financing efforts.  Currently, we believe we have the required funds to cover our expenses through the end of December 2009.

Results of Operations for the three months ended September 30, 2009 and 2008

No revenue was recorded for the three month period ended September 30, 2009 and no revenue has been generated since inception.

Net loss for the three months ended September 30, 2009 was $10,594 compared to a loss of $22,624 for the three months ended September 30, 2008. The expenditures comprising the loss for the three months ended September 30, 2009 consisted primarily of administrative expenses in the amount of $3,194 (2008 - $5,158),  professional fees in the amount of $7,400 (2008 - $1,175), and consulting fees of $-0- (2008 - $15,000).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Results of Operations for the nine months ended September 30, 2009 and 2008

No revenue was recorded for the nine month period ended September 30, 2009 and no revenue has been generated since inception.

Net loss for the nine months ended September 30, 2009 was $21,365 compared to a loss of $92,044 for the nine months ended September30, 2008. The expenditures comprising the loss for the nine months ended September 30, 2009 consisted primarily of administrative expenses in the amount of $6,115 (2008 - $20,298),  professional fees in the amount of $16,660 (2008 - $19,686), consulting fees of $-0- (2008 - $45,000)  and office/rent in the amount of $-0- (2008 - $3,836).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as by loans from directors and other shareholders. The Company did not issue any shares during the three months ended September 30, 2009 or during the three months ended September 30, 2008.

As of September 30, 2009 the Company has a working capital deficiency of $216,793 (at December 31, 2008 $195,428). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for a fiscal year are estimated at $150,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements

As of September 30, 2009 there were no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

To the Company’s knowledge, there are no lawsuits nor were any lawsuits commenced against the Company during the nine months ended September 30, 2009 nor did the Company commence any lawsuits during the same period.

ITEM 2.  Changes in Securities and Use of Proceeds

During the three months ended September30, 2009 the Company issued the following securities:

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

 /s/ Dave Eckert_____

Dave Eckert

President and Director

Date:

November 14, 2009

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

November 14, 2009

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

November 14, 2009

/s/ Dave Eckert_______________

Dave Eckert

Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the quarterly report of Solanex Management Inc. a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission (the “Report”), Dave Eckert, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ Dave Eckert_______________

 Name:    Dave Eckert

 Title:      Chief Executive Officer

 Date:     November 14, 2009

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.2

In connection with the quarterly report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended September 30, 2009, as filed with the Securities and Exchange Commission (the “Report”), Dave Eckert, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ Dave Eckert____________

 Name:   Dave Eckert

 Title:     Chief Financial Officer

 Date:     November 14, 2009

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]