Form 10-K
period 2009-12-31
SOLANEX MANAGEMENT INC
filed 2010-04-15
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2009

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number: 0-49632

Solanex Management Inc.

(Name of small business issuer in its charter)

Nevada	98-0361151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5836 South Pecos Rd. #104 - Las Vegas, NV 89120 (Address of principal executive offices)	702-932-1576 (Issuer's phone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

100,000,000 shares of common stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act   Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year:     $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  .  $2,441,468

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 15,460,080 common shares as of April 13, 2010

Transitional Small Business Disclosure Format:  Yes [ ]   No [ X ]

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

With an initial background in thermal technologies, the board of directors has broadened the scope of the company’s activities to include the development, distribution, marketing and sales of alternative, renewable and waste to energy technologies.

Waste to Energy

Waste to energy technology encompasses the burning of waste materials to achieve a number of outcomes. The most common waste used is municipal garbage, a feedstock that currently goes to landfill and upon decomposition, produces Methane gas, a Greenhouse gas that is 21 times the potency of Carbon Dioxide. Upon high temperature burning with very low emissions, the volume of the waste is reduced by 95% and the remaining ash can be used as a construction aggregate product.

This technology can be used to eliminate the need for landfills but the tremendous amount of heat produced has great value as a heating source or in the production of electricity. Our main focus will be in the field of power generation. With this goal in mind, the company entered into a letter of intent with Alten Power Corporation on July 27, 2009 to acquire certain sales, marketing and distribution rights to EnEco Systems Inc. Waste to Energy technology. The company has elected to enhance the incineration/gasification component of its business model and considers the availability of electric power from the gasification of Municipal Solid Waste to be an added benefit to potential customers, especially Municipal, State and Federal Governments.

The LOI calls for a due diligence on the technology, which was concluded in November, 2009. The due diligence on the potential locations in Mexico is ongoing. According to the terms of the agreement, the Company would acquire any and all rights to projects that have been initiated by Alten, including but not limited to feasibility/viability assessments for waste to energy facilities in Central and South America, the United States and Canada. The transfer would be completed following payment of $200,000 (two hundred thousand USD) plus 3 million common shares of Solanex.

Subsequent to this agreement, Solanex and Alten jointly funded a peer review of the EnEco Systems Inc. technology, including the scope of the technology, the modular aspect of the technology, the upper and lower size limits of the technology, the requirements from the host (municipality) for the project to succeed, the “project variables” for a given range of plant sizes, and more. The peer review was completed in November and was conducted by Balanced Power Engineering of Vancouver, B.C., a company with vast experience in turbine power production.

Joint Venture with Geo Finance Corporation

As a further broadening of the company’s horizons, a Memorandum of Understanding was signed on August 25, 2009 with Geo Finance Corporation, a company involved in the sales, Marketing and leasing of Geo Exchange products and fields. The MOU provides for the formation of a joint venture whereby Solenex will provide working capital and Geo Finance will provide it’s business models as well as full inclusion of it’s client lists and includes all sales and marketing IT of Geo Exchange renewable energy programs.

The Joint Venture will be established by means of a Limited Liability Company (LLC) under US law, with its place of business being the state of Nevada. According to the terms of the MOU, the JV will be 51% owned by Solanex and 49% by Geo Finance. There is a 60-day “Negotiation Period” to formalize the MOU and a performance date of 90 days thereafter for Solanex to provide the required working capital of $500,000 for the JV. This date has now been extended to June 30, 2010.

Oil Extraction Technology

In Step with the goal of “Alternate” Energies, the company has entered into a Memorandum of Understanding on September 15, 2009 to acquire technology-leasing rights for sales, marketing and distribution to both a Liquid Extraction System and a Pyrolitic Hydrocarbon Gasification System owned by American Resource Petroleum Corporation of Utah. The Liquid Extraction System utilizes a non-toxic, non-carcinogenic solution, which separates oil from Tar sands. The processing unit is modular, providing the flexibility of locating on-site of source of raw materials.

Prototype trials are on going and initial results are encouraging. Six tons per hour were run through the Liquid Extraction System of 16% hydrocarbon oil sands. The 24-hour yield was 95 barrels of high grade; low sulphur crude and 47 barrels of methanol with operating costs net of feedstock of $14.24 per barrel. Further testing will be done to determine yields of other feedstocks and it is anticipated that the outcome will demonstrate production correspondent to the percentage of hydrocarbons resident.

The Pyrolitic Hydrocarbon Gasification unit has evolved into a full-scale commercial unit and while still in the proving out stage  the initial results have proved very encouraging. The Processor operates on a continuous basis and produces approximately 1.2 gallons of high aromatic petrochemicals from an average tire. Operating well within environmental regulatory ranges, the processor’s reaction system will convert 99% of waste rubber feedstock into usable by-products.

The MOU calls for a due diligence period, which was to be concluded by October 31, 2009, however, it has been extended to June 30, 2010 to facilitate on going testing. According to the terms of the agreement, the territory includes the exclusive rights for Mexico, Central and South America as well as additional Joint Venture rights for North American projects with the existing rights holder. The agreement calls for a royalty, which is not to exceed 5% of the net production revenues as well as a payment of 3 million common shares of Solanex.

Thermal Destructors and Steam Injection System

The original focus of the company dating back to October of 2000 was the development of a self contained, mobile, Thermal Destructor for the remediation of contaminated soils. The development of this product has been fraught with issues of which the greatest is prohibitive cost. The Company is no longer involved in any activities in regard to the Thermal Destructor as well as the Steam Injection System. The new board of directors has chosen to move forward in the renewable and alternative energy direction utilizing improved gasification technologies.

Agreement with ecoTECH

On September 29, 2006 ecoTECH assigned full operating license rights to the Thermal Destructor and the Steam Injection System. On July 14, 2009, Mr. Colin Hall resigned as President, Secretary, Treasurer and Director of the Company. Concurrent with his resignation, all license and technology rights have been cancelled. In addition the Agreement with EcoTech and an  addendum to the Agreement has been cancelled.

Employees

Currently, we have no employees and rely solely upon our officers and directors and contractors to provide management and further our affairs. Management devotes only a portion of their time to the affairs of our company. We contract with individuals and companies to meet our needs for field operations, promotional materials, administration and other products and services.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently maintain an office in two locations. The Company’s official address is 15836 South Pecos Rd., Ste. 104, Las Vegas, NV 89120 USA. Mr. Eckert, our President, works out of his facilities located at 56-3355 Morgan Creek Way, Surrey, British Columbia.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us. We are however a party to pending legal proceeding. The company entered into an agreement with a business in Florida whereby for certain services and considerations there would have been remuneration. It is the Company’s stance that no such services or considerations were ever provided. The Company was served a notice in October 2009. The Company was represented in January 2010 at an initial hearing in Florida and is confident that the case will be resolved to our favour.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

We are a reporting company with the United States Securities and Exchange Commission: our shares of common stock are quoted SLNX on the OTCBB.

Holders of Our Common Stock

As of April 13, 2010, there were 15,460,080 shares of common stock outstanding, held by 53 shareholders of record.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

On July 21, 2004 we registered our Performance Stock Plan (the “Plan”) under the Securities Act of 1933 (the “Act”) for up to 1,000,000 stock options, which may be granted to employees, directors and consultants.  We have not granted any stock options since inception and there were no stock options outstanding as of December 31, 2009.

ITEM 6.                      SELECTED FINANCIAL DATA

None

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation

Our plans for the next 12 months are to actively pursue numerous municipalities in the Central and South American arena to partner with on Waste to Energy power plants. We have had numerous inquiries and are confident that we will be able to close several opportunities.

These municipal contacts have opened doors of opportunity for additional alternative energy’s such as geoexchange, seawater thermal and solar energy’s. These opportunities will be aggressively pursued via our joint venture with Geo Finance Corporation.

We will also be actively pursuing smaller oil sands projects that are not viable for the large conglomerates, which, given the mobile technology of the liquid extraction system are a niche target for our company. Also utilizing the Pyrolitic Hydrocarbon Gasification system allows us to capitalize further on our Central and South American contacts to obtain access to the multitudinous piles of tires throughout the area; yielding profitable fuel production

We expect Alten/EnEco to:

•

Provide services that include analyses of operation of field units, in connection with our Waste to Energy operation; and

•

Be a liaison with site engineers for specifications of Waste to Energy facilities.

•

Design promotional materials and displays and assist management with the overall design of the Waste to Energy, its presentation and technology.

We expect Geo Finance Corporation to:

•

Provide services that include analyses of operation of field units, in connection with our Geo Exchange, sea water thermal and solar thermal operation; and

•

Be a liaison with site engineers for specifications of alternative energy facilities.

•

Design promotional materials and displays and assist management with the overall design of the products, its presentation and technology.

We expect American Resource Petroleum Corporation to:

•

Provide services that include analyses of operation of field units, in connection with our Liquid Extraction System and Pyrolitic Hydrocarbon Gasification operation; and

•

Be a liaison with site engineers for specifications of these facilities.

•

Design promotional materials and displays and assist management with the overall design of the products, its presentation and technology.

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of December 31, 2009 we had cash in the amount of $0. We have forecasted expenditures of $150,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither David Eckert nor any other shareholders or third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so during 2010. We have not identified any broker-dealers to assist in our financing efforts.  Currently, we do not have the required funds to cover our expenses through and anticipate the requirement for $125,000 over the next twelve months to cover administrative expenses. Currently, the Company is approaching private investors for the potential financing of the Company.

Results of Operations

For the 2009 fiscal year, we incurred a loss in the amount of $242,926 compared to a loss of $219,857 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing our business plan.

We have paid consultants in cash in the process of evaluating our technology’s business potential and incurred costs of $69,260 during the year ended December 31, 2009 to that end (compared to $120,000 in stock and $30,000 in cash during 2008). We anticipate that until these procedures are completed, we will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business).

During the year ended December 31, 2009 our general and administrative expenses increased from $33,786 in 2008 to $40,990 in 2009.  These fees increased due to the ongoing development and implementation of the Company’s business plan.  Professional fees were reduced to $21,398 in 2009 from $28,496 in 2008.  Professional services were not needed as often during 2009 as compared to 2008 as much of the legal and accounting set-up is complete and we have become more efficient as a result.

At the fiscal year ended December 31, 2009 we had spent an accumulated total of $100,000 towards the research and development of our technology (no change from December 31, 2008).

During the period from October 12, 2000 (date of incorporation) through December 31, 2009 we received no revenues.

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

During the year ended December 31, 2009 we had net cash used in operating activities of $(138,669) as compared to $(48,102) in 2008.  Cash flow provided by financing activities totalled $137,710 in 2009 as compared to $37,000 in 2008.  The Company raised more cash from loans and related parties in 2009 than in 2008.

The expenses of implementing our business plan will exceed our current available funds.  We will have to obtain additional funding through an offering of our securities or through capital contributions from our stockholders.  From inception to date, we have settled $119,404 of accounts payable by the issuance of 4,608,075 shares of our common stock. We settled loans payable in the amount of $226,772 for the issuance of 1,044,300 shares, issued 1,200,000 shares for services valued at $120,000 and issued 2,227,000 shares for $264,998 in cash.

During the year ended December 31, 2009 we raised $120,600 in notes payable and $17,110 in related party loans and paid $-0-. $200,000 of loans were converted to common stock in 2008 leaving notes payable outstanding of $131,100 at December 31, 2009 (compared to $10,500 at December 31, 2008). Since we do not anticipate generating significant revenues over the next year, we intend to depend upon equity financing through private placement offerings of our common stock to fund the implementation of our business plan.  Over the longer term, two to five years, we expect to fund our operations through a combination of revenues from the operation of our business and through additional equity financing. To date, we have generated $nil revenue.

We will need additional capital to carry out our business plans. No commitments to provide additional funds have been made by management or other stockholders or investors.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to us or at all.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Going Concern

Since inception, we have suffered recurring losses and net cash outflows from operations, and at December 31, 2009 have a working capital deficiency of $326,706 (2008 - $195,428).  We expect to continue to incur substantial losses as we develop our business plan. Since inception, we have funded operations through common stock issuances and accounts payable in order to meet our strategic objectives.  Management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options.  However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of, and if successful, to commence the sale of our products under development.  As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

c) Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260 “Earnings Per Share”.  Under the provisions of ASC 260, basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  The basic and diluted loss per share are the same as any exercise of options or warrants would be anti-dilutive.

d) Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i.

monetary items at the rate prevailing at the balance sheet date;

ii.

non-monetary items at the historical exchange rate;

iii.

revenue and expense items at the average rate in effect during the applicable accounting period.

e) Income Taxes

The Company has adopted ASC 740  “Income taxes” .This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

The Company has adopted ASC 480, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  ASC 840 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The financial instruments affected includes certain obligations that can be settled with shares of stock.

g) Stock Based Compensation

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of ASC 718In accordance with ASC 718, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2009, the Company has not granted any stock options.

ITEM 8.  FINANCIAL STATEMENTS

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

Report of Independent Registered Public Accounting Firm	12
Balance Sheets as at December 31, 2009 and 2008	13
Statements of Operations for the years ended December 31, 2009 and 2008 and for the period from
inception on October 12, 2000 to December 31, 2009	14
Statements of Stockholder's (Deficit) for the period from inception on October 12, 2000 to
December 31, 2009	15
Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from
inception on October 12, 2000 to December 31, 2009	17

Notes to Financial Statements	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Solanex Management, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Solanex Management, Inc. (a development stage company) at December 31, 2009 and 2008  and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended and for the cumulative period from October 12, 2000 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solanex Management, Inc. at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and from October 12, 2000 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf, Nilson & Morrill, LLC

Bountiful, Utah

April 15, 2010

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Cash	$-	$959

Total Current Assets	-	959

TOTAL ASSETS	$-	$959

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$173,496	$180,887
Payable to related parties	22,110	5,000
Promissory notes payable	20,700	10,500
Convertible promissory notes payable	110,400	-

Total Current Liabilities	326,706	196,387

Total Liabilities	326,706	196,387

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' (DEFICIT)

Preferred shares: $0.001 par value, 20,000,000 shares
authorized, none issued or outstanding	-	-
Common shares: $0.001 par value, 100,000,000
shares authorized: 15,460,080 shares
issued and outstanding	15,460	15,460
Additional paid-in capital	845,862	734,214
(Deficit) accumulated during the development stage	(1,188,028)	(945,102)

Total Stockholders' (Deficit)	(326,706)	(195,428)
TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$-	$959

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Statements of Operations

			Since Inception on October 10, 2000
	For the Year Ended		Through
	December 31,	December 31,	December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and Administrative	40,990	33,786	227,448
Consulting fees	69,260	150,000	412,649
Foreign exchange loss	-	767	4,229
Office and rent	-	3,836	153,824
Professional fees	21,398	28,496	171,732
Research and development	-	-	100,000

Total Operating Expenses	131,648	216,885	1,069,882

LOSS FROM OPERATIONS	(131,648)	(216,885)	(1,069,882)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	1,410	-	1,410
Interest expense	(112,688)	(2,972)	(119,556)

Total Other Income (Expense)	(111,278)	(2,972)	(118,146)

LOSS BEFORE INCOME TAXES	(242,926)	(219,857)	(1,188,028)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(242,926)	$(219,857)	$(1,188,028)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,296,573	12,296,573

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Statements of Stockholders' (Deficit)
From Inception on October 12, 2000 through December 31, 2009
					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid-In	Stock	Development	Equity
	Shares	Amount	Capital	Subscription	Stage	(Deficit)
Balance, October 12, 2000	-	$-	$-	$-	$-	$-
(Date of inception)
Common stock issued for expenses
paid October 2000 at $0.001 per share	1,500,000	1,500	-	-	-	1,500
Common stock issued for technology
October 2000 at $0.001 per share	3,500,000	3,500	-	-	-	3,500
Net loss for the year
ended December 31, 2000	-	-	-	-	(10,758)	(10,758)
Balance December 31, 2000	5,000,000	5,000	-	-	(10,758)	(5,758)
Net loss for the year
ended December 31, 2001	-	-	-	-	(470)	(470)
Balance December 31, 2001	5,000,000	5,000	-	-	(11,228)	(6,228)
Net loss for the year
ended December 31, 2002	-	-	-	-	(26,972)	(26,972)
Balance December 31, 2002	5,000,000	5,000	-	-	(38,200)	(33,200)
Common stock issued for cash
in 2003 at $0.01 per share	310,000	310	2,790	-	-	3,100
Common stock issued for debt
in 2003 at $0.04 per share	2,548,725	2,549	94,390	-	-	96,939
Stock cancelled December 2003	(750,000)	(750)	750	-	-	-
Net loss for the year
ended December 31, 2003	-	-	-	-	(120,637)	(120,637)
Balance December 31, 2003	7,108,725	7,109	97,930	-	(158,837)	(53,798)
Common stock issued for debt
in April 2004 at $0.04 per share	419,300	419	16,353	-	-	16,772
Share subscriptions	-	-	-	85,228	-	85,228

Net loss for the year
ended December 31, 2004	-	-	-	-	(116,609)	(116,609)
Balance December 31, 2004	7,528,025	7,528	114,283	85,228	(275,446)	(68,407)
Common stock issued for cash
in September 2005 at $0.04 per share	2,130,705	2,131	83,097	(85,228)	-	-
Share subscriptions	-	-	-	15,000	-	15,000
Net loss for the year
ended December 31, 2005	-	-	-	-	(78,151)	(78,151)
Balance December 31, 2005	9,658,730	9,659	197,380	15,000	(353,597)	(131,558)
Common stock issued for cash
in February 2006 at $0.10 per share	1,000,000	1,000	99,000	(15,000)	-	85,000
Common stock issued for cash
in February 2006 at $0.04 per share	375,000	375	14,625	-	-	15,000
Common stock issued for debt
in June 2006 at $0.04 per share	250,000	250	9,750	-	-	10,000
Common stock issued for cash
in September 2006 at $0.10 per share	750,000	750	74,250	-	-	75,000
Net loss for the year
ended December 31, 2006	-	-	-	-	(229,980)	(229,980)
Balance December 31, 2006	12,033,730	12,034	395,005	-	(583,577)	(176,538)
Net loss for the year
ended December 31, 2007	-	-	-	-	(141,668)	(141,668)
Balance December 31, 2007	12,033,730	12,034	395,005	-	(725,245)	(318,206)
Common stock issued for services
in 2008 at $0.10 per share	1,200,000	1,200	118,800	-	-	120,000
Common stock issued for debt
in 2008 at $0.10 per share	2,226,350	2,226	220,409	-	-	222,635
Net loss for the year
ended December 31, 2008	-	-	-	-	(219,857)	(219,857)
Balance December 31, 2008	15,460,080	15,460	734,214	-	(945,102)	(195,428)
Beneficial conversion feature	-	-	110,400	-	-	110,400
Imputed interest expense	-	-	1,248	-	-	1,248
Net loss for the year
ended December 31, 2009	-	-	-	-	(242,926)	(242,926)
Balance December 31, 2009	15,460,080	$15,460	$845,862	$-	$(1,188,028)	$(326,706)
The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Statements of Cash Flows

			Since Inception
	For the Year Ended		on October 10 Through
	December 31,	December 31,	December 31,
	2009	2008	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(242,926)	$(219,857)	$(1,188,028)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	120,000	127,387
Gain on settlement of debt	(1,410)	-	(1,410)
Beneficial conversion feature and imputed interest	111,648		111,648
Changes in operating assets and liabilities:
Prepaid expenses	-	1,147	-
Accounts payable and accrued expenses	(5,981)	50,608	296,400
Net Cash Used in Operating Activities	(138,669)	(48,102)	(654,003)

CASH FLOW FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans payable	120,600	42,000	379,282
Proceeds from related party payables	17,110	-	17,110
Repayment of loans payable	-	(5,000)	(5,000)
Issuance of common stock	-	-	264,998
Net Cash Provided by Financing Activities	137,710	37,000	654,980

FOREIGN CURRENCY EFFECT ON CASH	-	-	(977)
NET DECREASE IN CASH	(959)	(11,102)	-
CASH AT BEGINNING OF PERIOD	959	12,061	-
CASH AT END OF PERIOD	$-	$959	-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for technology	$-	$-	$3,500
Common stock issued for debt	$-	$200,000	$226,772
Common stock issued for payables	$-	$22,635	$119,404
Common stock issued for services	$-	$120,000	$120,000

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

1.

NATURE OF OPERATIONS AND GOING CONCERN

a)

Organization

Solanex Management Inc.  (the “Company”) was incorporated in the State of Nevada on October  12,  2000 under the name EcoSoil Management Corp. and is in its early  developmental stage.  The Company changed its name to Solanex Management Inc. on December 6, 2001.  To date, the Company’s only activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan accordingly, the Company is classified as a development stage enterprise in accordance with ASC 915.

The Company has broadened the scope of its activities to include the development, distribution, marketing and sales of alternative, renewable and waste to energy technologies.

b)

Going Concern

Since inception, the Company has suffered recurring losses, net cash outflows from operations, and at December 31, 2009 has a working capital deficiency of $326,706 (2008 - $195,428).  The Company expects to continue to incur substantial losses as it develops its business plan. Since inception, the Company has funded operations through common stock issuances and accounts payable in order to meet its strategic objectives.  Management believes that sufficient funding will be available to meet its business objectives including anticipated cash needs for working capital and is currently evaluating several business and financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful in obtaining sufficient funds, to commence the sale of its products under development.  If management’s plans fail, the Company may not be able to continue operations. As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

c)

Income Taxes

The Company has adopted ASC 740 – “Income taxes”.  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with ASC 260 “Earnings Per Share”.  Under the provisions of ASC 260, basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  Basic and diluted loss per share is the same as any exercise of options or warrants would be anti-dilutive. The Company currently has no common stock equivalents. Earnings per share have been calculated as follows:

	For the Years Ended
	December 31,
	2009	2008
Loss (numerator)	$(242,926)	$(219,857)
Shares (denominator)	12,296,573	12,296,573
Per share amount	$(0.02)	$(0.02)

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

f)

Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents,  and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)

Stock Based Compensation

In 2005, the Company adopted the fair value based method of accounting for stock-based employee compensation in accordance with ASC 718, "Share-Based Payment" . The Company uses the Black-Scholes valuation model to value and record expenses relative to share based payments when granted and vested.  No options or warrants  have been issued as of December 31, 2009 and 2008.

h)   Cash and Cash Equivalents

       Cash and cash equivalents consist of commercial accounts, trust accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

i)

Capital Structure

The Company has two classes of stock.  Preferred stock, 20,000,000 shares authorized, zero issued.  Each preferred share is convertible into 50 shares of the Company’s common stock. The Company also has voting common stock of 100,000,000 shares authorized, with 15,460,080 shares issued and outstanding.  No dividends were paid in the 2009 and 2008 fiscal years, nor in any prior years.

3.

RECENT ACOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

3.

RECENT ACOUNTING PRONOUNCEMENTS (Continued)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.  The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition  Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

3.

RECENT ACOUNTING PRONOUNCEMENTS (Continued)

In July 2009, the FASB ratified the consensus reached by ASC Topic 470 "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" . The provisions of ASC 470, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. ASC 470 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of ASC 470 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

3.

RECENT ACOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

4.

LICENSE AND TECHNOLOGY RIGHTS

On October 12, 2000 the Company acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non-exclusive right to manufacture, market and sell a thermal destructor (“soil Remediator”) for on-site remediation to industrial, petrochemical and site remediation organizations.  The technology and intellectual property acquired included all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity.  Under the terms of the Agreement and License, a cash payment of $2,000 was made on behalf of the Company and the Company issued 3,500,000 shares of common stock.

On October 1, 2002, the Company entered into a joint venture agreement (the “Agreement”) with EcoTech Waste Management Systems (1991) Inc. (“EcoTech”) to design the systems for the soil Remediator and provide marketing and business concept expertise.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

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

On October 12, 2006, the Company and ecoTECH signed an addendum to the Strategic Alliance Agreement, whereby, in consideration for $2,000 to be paid to ecoTECH, the parties agreed to expand their business relationship to include portable high temperature steam generation technology and to market portable high temperature burner gasifier systems. The Company’s president, Colin Hall, is also a principal of ecoTECH.  The Company has not recorded any capitalized costs for any licensed technology at December 31, 2009 because  technological feasibility was accomplished..

On July 14, 2009, Mr. Colin Hall resigned as President, Secretary, Treasurer and Director of the Company.  Concurrent with this resignation, all license and technology rights have been cancelled. In addition the Agreement with EcoTech and an addendum to the Agreement has been cancelled.

5.   PROMISSORY NOTES PAYABLE

As of December 31, 2009 and 2008 the Company owes third parties $20,700 and $5,000 in promissory notes, respectively.  These notes are unsecured, accrued no interest and are due on demand.  Since the notes do not state an interest rate, the Company has decided to impute interest at rate of 8% per annum in a total of $1,248 for 2009.  The expense is recorded as an addition to the Company’s additional paid-in capital account.

Additionally, the Company owes $110,400 and $-0- in convertible promissory notes payable to unrelated parties as of December 31, 2009 and 2008.  These notes bear interest at a rate equal to the 3 yr T-note plus 275 basis points and are computed annually.  These notes can be settled for 220,000 shares of the Company’s preferred stock which are convertible into 11,000,000 shares of the Company’s common stock, at the discretion of either party. The Company is currently in default on its payment obligation making the balance of the note payable on demand and thus the Company has classified this note as a current liability.  No demand for payment has been made at this time.

In accordance with ASC 470 the Company has determined that a beneficial conversion feature exists as part of this convertible note and calculated its value to be $110,400 using the intrinsic value method.  Accordingly, the Company has recorded a beneficial conversion feature allowance that was amortized immediately due to the fact there is no vesting period before the debt can be converted.  The Company has recognized $110,400 in interest expense in conjunction with this conversion feature during the year ended December 31, 2009.

During the year ended December 31, 2008, the Company issued 2,226,350 shares of common stock in satisfaction of $222,635 of promissory notes.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

6.

CAPITAL STOCK

No preferred shares have been issued. The preferred shares have been authorized without terms. The terms of the preferred shares will be set by the Company’s board of directors as, if and when the preferred shares are issued.  Each preferred share is convertible into 50 shares of the Company’s common stock.

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

During April of 2004, the Company received $85,228 in stock subscriptions.  The shares issued in September 2005 and February 2006 described below were associated with this stock subscription.

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

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

7.

STOCK OPTIONS

On July 21, 2004, the Company registered its Performance Stock Plan (the “Plan”), under the Securities Act of 1933 (the “Act”), for up to 1,000,000 stock options, which may be granted to employees, directors and consultants.  The Company has not granted any stock options since inception and there were no stock options outstanding as of December 31, 2009.

8.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

Except as disclosed elsewhere in these notes, following are related party transactions and amounts owing:

As of December 31, 2009, $22,110 was owing to the officers and shareholders of the Company. During the year ended December 31, 2009 the Company borrowed $17,110 and repaid $-0- related to these payables.  In 2008 they borrowed $5,000 and repaid $0. The amounts owed are non interest bearing, unsecured and due upon demand.

The Company currently has no employees and relies upon its officers and directors to further its affairs.  The officers and directors provide services to the Company without any compensation.

9.   INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

9.   INCOME TAXES (continued)

Deferred tax assets and the valuation account are as follows:

	2009	2008
Deferred tax assets:
NOL carryover	$(82,595)	$(74,751)
Valuation allowance	(82,595)	(74,751)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008. The components of income tax expense are as follows:

	2009	2008
Book loss	$(306,846)	$(212,105)
Common stock issued for services	46,800	46,800
Amortization of beneficial conversion feature	43,056	-
Valuation allowance	216,990	165,305
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $604,031 and $471,505 as of December 31, 2009 and December 31, 2008, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2009	2008
Beginning Balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$ -	$ -

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

9.   INCOME TAXES (continued)

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2009, 2008 and 2007.

110.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company has no significant contractual obligations or commitments with any parties respecting executive compensation, consulting arrangements, rental premises or other matters, except as disclosed elsewhere in these notes.  During 2008 the Company was on a month-to-month rental agreement that was extinguished duing the year and the Company does not have facilities and pays no rent.

     2009                    2008

        Rent paid

  $     -0-

     $3,800

The company entered into a letter of intent with Alten Power Corporation on July 27, 2009 to acquire certain sales, marketing and distribution rights to EnEco Systems Inc. Waste to Energy technology. Subsequent to this agreement, Solanex and Alten jointly funded a peer review of the EnEco Systems Inc. technology, including the scope of the technology, the modular aspect of the technology, the upper and lower size limits of the technology, the requirements from the host (municipality) for the project to succeed, the “project variables” for a given range of plant sizes, and more. The LOI calls for a due diligence on the technology, which was concluded in November  2009. The due diligence on the potential locations in Mexico is ongoing. According to the terms of the agreement, the Company would acquire any and all rights to projects that have been initiated by Alten, including but not limited to feasibility/viability assessments for waste to energy facilities in Central and South America, the United States and Canada. The transfer would be completed following payment of $200,000 (two hundred thousand USD) plus 3 million common shares of Solanex.

The Company entered into a Memorandum of Understanding ("MOU") dated August 25, 2009 to form a Joint Venture with Geo Finance Corporation (PINK SHEETS) a company involved in the sales, marketing and leasing of Geo Exchange products and fields whereby Solanex will provide working capital and Geo Finance will provide its business models as well as full inclusion of its client lists as well as all sales and marketing IT of Geo Exchange renewable energy programs. The Joint Venture (JV) will be established by means of a Limited Liability Company (LLC) under US Law, with its place of business being in the State of Nevada According to the terms of the MOU, the JV shall be 51% owned by Solanex and 49% by Geo Finance. There is a 60-day “Negotiation Period” to formalize the MOU and a performance date of 90 days thereafter for Solanex to provide the required working capital of $500,000 for the JV. This date has now been extended to June 30, 2010.

SOLANEX MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

(Stated in U.S. Dollars)

110.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS (continued)

The company has entered into a Memorandum of Understanding on September 15, 2009 to acquire technology-leasing rights for sales, marketing and distribution to both a Liquid Extraction System and a Pyrolitic Hydrocarbon Gasification System owned by American Resource Petroleum Corporation of Utah.Prototype trials are on-going and initial results are encouraging. The Pyrolitic Hydrocarbon Gasification unit has evolved into a full-scale commercial unit and while still in the proving out stage  the initial results have proved very encouraging. The MOU calls for a due diligence period, which was to be concluded by October 31, 2009, however, it has been extended to June 30, 2010 to facilitate on-going testing. According to the terms of the agreement, the territory includes the exclusive rights for Mexico, Central and South America as well as additional Joint Venture rights for North American projects with the existing rights holder. The agreement calls for a royalty, which is not to exceed 5% of the net production revenues as well as a payment of 3 million common shares of Solanex.

If the MOU’s or LOI’s do not proceed to fruition, the Company has no further obligations for cash commitments.

111.

SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission.  David Reichman, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2009, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company’s controls are not effective due to lack of segregation of duties and the lack of an audit committee.  The Company plans to address these material weaknesses as resources become available.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2009 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations over Internal Controls

TTI’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within TTI have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were not effective at that reasonable assurance level, as of the end of the period covered by this Form 10-K due to the lack of sufficient segregation of duties and the lack of an audit committee.  The Company place to address these material weaknesses as resources become available.  Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

This table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position(s) and Office(s) Held
David Eckert	58	President and Director
Derek Bartlett	70	Director
Luis Mora	43	Director

David Eckert – Director

Mr. Eckert, 58, founded Canadian Firelog in 1978 and was President and CEO of the company until its sale, to Duraflame, in 2007. Given the nature of the business, Mr. Eckert became involved with numerous alternative energy projects and formed a consulting company that examines technological viability and supervises the development and construction of these types of projects. For the past 4 years, Mr. Eckert has also been a Director of Epoch Holdings Ltd., a private Ontario Corporation involved in alternative energy solutions

Derek Bartlett – Director

Mr. Bartlett, 70, is a graduate of the University of New Brunswick, with a Bachelors degree in Geology (1962). He also completed several postgraduate courses in economic geology and sedimentology. Mr. Bartlett has 40 years experience in geological exploration. For the past ten years, Mr. Bartlett has served as President of two junior mining companies: Braddick Resoucres Ltd. And Blue Emerald Resources Inc. now called Kingsman Resources (KSM – TSX-V) and Saville Resources Inc. Mr. Bartlett currently sits on the Board of six other mining companies: Waseco Resources Inc. (WRI – TSX_V), Diadem Resources Ltd. (DRI – TSX-V) and Oromin Explorations Ltd. (OLE - TSX-T)., X-CAL Resources Ltd. (XCL - TSX), Cadman Resources Inc. (TSX-V), Newport Gold Inc. (NWPG: Pink sheets), and Champlain Resources Inc. (CPL.H - NEX).

Luis Mora – Director

Mr. Mora, 43, is a graduate of Coparmex College, with a Diploma in Industrial Relations (1990), a graduate of the University of Guadalajara, with a Law Degree (1994), and a graduate of the University of Cadiz (Spain) with a Masters degree in Environmental Waste Management.

Mr. Mora resides in Barcelona Spain and has, during the past five years, researched and negotiated with municipalities throughout Mexico for the implementation of waste to energy facilities. Since 2000, Mr. Mora has been a Director of Global Business Exchange Corp. de Mexico SA de CV,  a business that markets and sells of environmental technologies that satisfy the technological demands of the international governments in Central America.

Significant Employees

None

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

For the fiscal year ending December 31, 2009 the board of directors:

Reviewed and discussed the audited financial statements with management, and

Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2009 the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David Eckert President and Director	0	0	0
	0	0	0

Code of Ethics Disclosure

As of December 31, 2009 we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behaviour of our officers. We anticipate that we will adopt a code of ethics once we are in a position to do so.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Eckert President Colin V. Hall former President	2009 2009 2008 2007	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

Narrative Disclosure to the Summary Compensation Table             During the year ended December 31, 2009 the Company’s officers received no fees for services or any other compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END: None

OPTION AWARDS - Nil						STOCK AWARDS – Nil
Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Eckert	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Eckert	0	0	0	0	0	0	0
Derek Bartlett	0	0	0	0	0	0	0
Luis Mora	0	0	0	0	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 15, 2010, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 15,460,080 shares of common stock issued and outstanding on February 28, 2010.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	David Eckert #56 3355 Morgan Creek Way Surrey BC V3S0J9 Derek Bartlett 336 Queen Street South, Unit 1 Mississauga, Ontario L5M 1M2 Luis Mora Francisco Navacerrada n 54 3-A 28028 Madrid Spain	0 0 0	0 0 0
Total of All Directors and Executive Officers:		0 shares	0%
More Than 5% Beneficial Owners:
Common	None	0 shares	0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2009 or in any presently proposed transaction which, in either case, has or will materially affect us.

On October 12, 2000 Solanex acquired a license to certain technology and intellectual property from Colin V. Hall, the developer of the technology, and a group of investors. The license granted a non- exclusive right to manufacture, market and sell a thermal destructor for site remediation to industrial, petrochemical and site remediation organizations. The intellectual property assets acquired include all licensing, modification, marketing, distribution and sales rights worldwide in perpetuity.  The original agreement contemplated that the license may be revoked if the Company did not manufacture at least one Thermal Destructor within 3 years of the Licensing date. This Agreement and License of Intellectual Property Rights has been renewed on a month to month basis and has been supplemented with a joint venture agreement between Solanex Management Inc. and EcoTech Waste Management Systems (1991), Inc.

On July 14, 2009, Mr. Colin Hall resigned as President, Secretary, Treasurer and Director of the Company. Concurrent with this resignation, all license and technology rights have been cancelled. In addition the Agreement with EcoTech and an addendum to the Agreement has been cancelled.

PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements included in our annual report filed on form 10K-SB for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$17,250	0	0	0
2008	$17,250	0	0	0

ITEM 15. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation dated December 3, 2001
3.2*	Amended and Restated Bylaws dated December 3, 2001
4.1*	Specimen Common Stock Certificate
10.1*	Technology Assignment Agreement, dated September 29, 2006
10.2*	Strategic Alliance Agreement, dated May 23, 2006
10.3*	Addendum to Strategic Alliance Agreement, dated October 12, 2006
31.1	Certifications of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of CFO pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (CEO)
32.2	Certifications pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

* Previously filed with the SEC.

Reports on Form 8-K: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLANEX MANAGEMENT INC.

Date: April 15, 2010	By: /s/ David Eckert David Eckert: President

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.1

CERTIFICATIONS

I, David Eckert, certify that

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

April 15, 2010

/s/ David Eckert

David Eckert

Acting Chief Executive Officer

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2

CERTIFICATIONS

I, David Eckert, certify that

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

April 15, 2010

/s/ David Eckert

David Eckert

Acting Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, David Eckert, Acting Chief Executive Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ David Eckert

 Name:    David Eckert

 Title:     Acting Chief Executive Officer

 Date:     April 15, 2010

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

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “Report”), I, David Eckert, Acting Chief Financial Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 By:         /s/ David Eckert

 Name:    David Eckert

 Title:     Acting Chief Financial Officer

Date:     April 15, 2010

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]