Form 10-K/A
period 2009-12-31
SOLANEX MANAGEMENT INC
filed 2010-04-20
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K/A

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

SOLANEX MANAGEMENT, INC.
(A Development Stage Company)
Statements of Cash Flows

			Since Inception
	For the Year Ended		on October 10 Through
	December 31,	December 31,	December 31,
	2009	2008	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(242,926)	$(219,857)	$(1,188,028)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	120,000	127,387
Gain on settlement of debt	(1,410)	-	(1,410)
Beneficial conversion feature and imputed interest	111,648		111,648
Changes in operating assets and liabilities:
Prepaid expenses	-	1,147	-
Accounts payable and accrued expenses	(5,981)	50,608	296,400
Net Cash Used in Operating Activities	(138,669)	(48,102)	(654,003)

CASH FLOW FROM INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans payable	120,600	42,000	379,282
Proceeds from related party payables	17,110	-	17,110
Repayment of loans payable	-	(5,000)	(5,000)
Issuance of common stock	-	-	264,998
Net Cash Provided by Financing Activities	137,710	37,000	656,390

FOREIGN CURRENCY EFFECT ON CASH	-	-	(2,387)
NET DECREASE IN CASH	(959)	(11,102)	-
CASH AT BEGINNING OF PERIOD	959	12,061	-
CASH AT END OF PERIOD	$-	$959	-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for technology	$-	$-	$3,500
Common stock issued for debt	$-	$200,000	$226,772
Common stock issued for payables	$-	$22,635	$119,404
Common stock issued for services	$-	$120,000	$120,000

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

On October 12, 2006, the Company and ecoTECH signed an addendum to the Strategic Alliance Agreement, whereby, in consideration for $2,000 to be paid to ecoTECH, the parties agreed to expand their business relationship to include portable high temperature steam generation technology and to market portable high temperature burner gasifier systems. The Company’s president, Colin Hall, is also a principal of ecoTECH.  The Company has not recorded any capitalized costs for any licensed technology at December 31, 2009 because  technological feasibility was not accomplished.

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