Form 10-Q
period 2010-03-31
SOLANEX MANAGEMENT INC
filed 2010-05-17
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended  March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly transition period ended ______

0-49632

Commission file number:

Solanex Management Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

5836 South Pecos Rd., Ste. 104

____Las Vegas, Nevada 89120____

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 14, 2010 the Issuer had 15,460,080 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No  [X]

PART I - FINANCIAL INFORMATION

ITEM 1.

 INTERIM FINANCIAL STATEMENTS

                  Consolidated Balance Sheets

                                                                4

                  Consolidated Statements of Operations

5

                  Consolidated Statements of Cash Flows

9

                  Notes to Financial Statements

10

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  Plan of Operations

16

                  Liquidity and Capital Resources

17

ITEM 3.

CONTROLS AND PROCEDURES

18

PART II -OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

19

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

19

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

19

SIGNATURES

19

CERTIFICATIONS

21

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 (audited); and
F-2	(Unaudited) Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and for the cumulative period from inception on October 10, 2000 to March 31, 2010; and
F-3	(Unaudited) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and for the cumulative period from inception October 10, 2000 to March 31, 2010; and
F-4	Notes to Consolidated Financial Statements.

These interim consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2010.

The interim consolidated financial statements of the Company were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the interim consolidated financial statements fairly present the financial condition of the Company at March 31, 2010. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2009.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$179,069	$173,496
Payable to related parties	24,799	22,110
Promissory notes payable	20,700	20,700
Convertible promissory notes payable	110,400	110,400

Total Current Liabilities	334,968	326,706

Total Liabilities	334,968	326,706

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred shares: $0.001 par value, 20,000,000 shares	`
authorized, none issued and outstanding	-	-
Common shares: $0.001 par value, 100,000,000
shares authorized: 15,460,080 shares
issued and outstanding	15,460	15,460
Additional paid-in capital	846,276	845,862
Deficit accumulated during the development stage	(1,196,704)	(1,188,028)

Total Stockholders' Deficit	(334,968)	(326,706)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			Since Inception on
			October 10, 2000
	For the Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-

OPERATING EXPENSES
General and Administrative	309	763	227,757
Consulting fees	-	-	412,649
Foreign exchange loss	-	-	4,229
Office and rent	-	-	153,824
Professional fees	6,752	7,810	178,484
Research and development	-	-	100,000

Total Operating Expenses	7,061	8,573	1,076,943

LOSS FROM OPERATIONS	(7,061)	(8,573)	(1,076,943)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	1,410	1,410
Interest expense	(1,615)	-	(121,171)

Total Other Income (Expense)	(1,615)	1,410	(119,761)

LOSS BEFORE INCOME TAXES	(8,676)	(7,163)	(1,196,704)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(8,676)	$(7,163)	$(1,196,704)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	15,460,080	15,460,080

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Statements of Stockholders' (Deficit)

From Inception on October 12, 2000 through March 31, 2010

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid-In	Stock	Development	Equity
	Shares	Amount	Capital	Subscription	Stage	(Deficit)
Balance, October 12, 2000 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock issued for expenses
paid October 2000 at $0.001 per share	1,500,000	1,500	-	-	-	1,500
Common stock issued for technology
October 2000 at $0.001 per share	3,500,000	3,500	-	-	-	3,500
Net loss for the year
ended December 31, 2000	-	-	-	-	(10,758)	(10,758)
Balance December 31, 2000	5,000,000	5,000	-	-	(10,758)	(5,758)
Net loss for the year
ended December 31, 2001	-	-	-	-	(470)	(470)
Balance December 31, 2001	5,000,000	5,000	-	-	(11,228)	(6,228)
Net loss for the year
ended December 31, 2002	-	-	-	-	(26,972)	(26,972)
Balance December 31, 2002	5,000,000	5,000	-	-	(38,200)	(33,200)
Common stock issued for cash
in 2003 at $0.01 per share	310,000	310	2,790	-	-	3,100
Common stock issued for debt
in 2003 at $0.04 per share	2,548,725	2,549	94,390	-	-	96,939
Stock cancelled December 2003	(750,000)	(750)	750	-	-	-
Net loss for the year
ended December 31, 2003	-	-	-	-	(120,637)	(120,637)
Balance December 31, 2003	7,108,725	7,109	97,930	-	(158,837)	(53,798)
Common stock issued for debt
in April 2004 at $0.04 per share	419,300	419	16,353	-	-	16,772
Share subscriptions	-	-	-	85,228	-	85,228
Net loss for the year
ended December 31, 2004	-	-	-	-	(116,609)	(116,609)
Balance December 31, 2004	7,528,025	7,528	114,283	85,228	(275,446)	(68,407)

Balance March 31, 2010 (unaudited)	15,460,080	$15,460	$846,276	$-	$(1,196,704)	$(334,968)

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Statements of Stockholders' (Deficit)

From Inception on October 12, 2000 through March 31, 2010

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

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Statements of Stockholders' (Deficit)

From Inception on October 12, 2000 through March 31, 2010

					Deficit
					Accumulated	Total
			Additional		During the	Stockholders'
	Common Stock		Paid-In	Stock	Development	Equity
	Shares	Amount	Capital	Subscription	Stage	(Deficit)

Balance December 31, 2008	15,460,080	15,460	734,214	-	(945,102)	(195,428)
Beneficial conversion feature	-	-	110,400	-	-	110,400
Imputed interest expense	-	-	1,248	-	-	1,248
Net loss for the year
ended December 31, 2009	-	-	-	-	(242,926)	(242,926)
Balance December 31, 2009	15,460,080	15,460	845,862	-	(1,188,028)	(326,706)
Imputed interest expense (unaudited)	-	-	414	-	-	414
Net loss for the three months
ended March 31, 2010 (unaudited)	-	-	-	-	(8,676)	(8,676)

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Since Inception on
			October 10, 2000
	For the Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(8,676)	$(7,163)	$(1,196,704)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	127,387
Gain on settlement of debt	-	(1,410)	(1,410)
Beneficial conversion feature	-	-	111,648
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,987	(2,953)	302,387
Net Cash Used in Operating Activities	(2,689)	(11,526)	(656,692)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from loans payable	-	11,526	379,282
Proceeds from related party payables	2,689	-	19,799
Repayment of loans payable	-	-	(5,000)
Issuance of common stock	-	-	264,998
Net Cash Provided by Financing Activities	2,689	11,526	659,079

FOREIGN CURRENCY EFFECT ON CASH	-	-	(2,387)
NET DECREASE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	959	-
CASH AT END OF PERIOD	$-	$959	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for technology	$-	$-	$3,500
Common stock issued for debt	$-	$-	$226,772
Common stock issued for payables	$-	$-	$119,404
Common stock issued for services	$-	$-	$120,000

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010 and December 31, 2009

(Stated in U.S. Dollars)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at Mach 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted this standard, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted the standard. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010 and December 31, 2009

(Stated in U.S. Dollars)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

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

NOTE 4 - PROMISSORY NOTES PAYABLE

As of March 31, 2010 and December 31, 2009 the Company owes third parties $20,700 in promissory notes.  These notes are unsecured, accrued no interest and are due on demand.  Since the notes do not state an interest rate, the Company has imputed interest at the rate of 8% per annum in a total of $414 and $312 for the three months ended March 31, 2010 and 2009.  The expense is recorded as a contribution to the Company’s additional paid-in capital account.

Additionally, the Company owes $110,400 in convertible promissory notes payable to unrelated parties as of March 31, 2010 and December 31, 2009.  These notes bear interest at a rate equal to the 3 year treasury note plus 275 basis points computed annually.  These notes can be settled for 220,000 shares of the Company’s preferred stock which are convertible into 11,000,000 shares of the Company’s common stock, at the discretion of either party. The Company is currently in default on its payment obligation making the balance of the note payable on demand and thus the Company has classified this note as a current liability.  No demand for payment has been made at this time.

In accordance with ASC 470 the Company determined that a beneficial conversion feature exists as part of this convertible notes and calculated its value to be $110,400 using the intrinsic value method.  Accordingly, the Company has recorded a beneficial conversion feature allowance that was amortized immediately because there is no vesting period before the debt can be converted.  The Company has recognized $110,400 in interest expense in conjunction with this conversion feature during the year ended December 31, 2009.

NOTE 5 - CAPITAL STOCK

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

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010 and December 31, 2009

(Stated in U.S. Dollars)

NOTE 5 - CAPITAL STOCK (CONTINUED)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

Except as disclosed elsewhere in these notes, following are related party transactions and amounts owing:

As of March 31, 2010 and December 31, 2009, $24,799 and $22,110 was owing to the officers and shareholders of the Company.

NOTE 7 – SIGNIFICANT EVENTS

The Company entered into a Letter of Intent dated July 27 2009, to acquire the existing sales, marketing and distribution agreement between Alten Power Corporation and to EnEco Systems Inc. Waste to Energy technology including any and all rights to projects which have been initiated by Alten Power Corporation. This agreement includes but is not limited to a feasibility/viability assessment for a waste to energy facility in Mexico and Abbotsford British Columbia, Canada. The LOI calls for a due diligence on the technology, which was concluded in November, 2009. The due diligence on the potential locations in Mexico is ongoing. According to the terms of the agreement, the Company would acquire any and all rights to projects that have been initiated by Alten, including but not limited to feasibility/viability assessments for waste to energy facilities in Central and South America, the United States and Canada. The transfer would be completed following payment of $200,000 (two hundred thousand USD) plus 3 million common shares of Solanex.

The Company entered into a Memorandum of Understanding ("MOU") dated August 21 2009 to form a Joint Venture with Geo Finance Corporation (PINK SHEETS).  Solanex will provide working capital to the Joint Venture and Geo Finance will provide its business models as well as full inclusion of its client lists as well as all sales and marketing IT of Geo Exchange renewable energy programs.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2010 and December 31, 2009

(Stated in U.S. Dollars)

NOTE 7 – SIGNIFICANT EVENTS (CONTINUED)

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

On September 15, 2009, the Company entered into a Memorandum of Understanding ("MOU") to acquire technology leasing rights for sales, marketing and distribution to both a Pyrolitic Hydrocarbon Gasification System and a Liquid Extraction System owned by American Resource Petroleum Corporation of Utah (www.amrpco.com).

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

The MOU calls for a due diligence period, which was to be concluded by October 31, 2009, however, it has been extended to June 30, 2010 to facilitate ongoing testing. According to the terms of the agreement, the territory includes the exclusive rights for Mexico, Central and South America as well as additional Joint Venture rights for North American projects with the existing rights holder. The agreement calls for a royalty, which is not to exceed 5% of the net production revenues as well as a payment of 3 million common shares of Solanex.

Mr. Dave Eckert is a minority shareholder of the private company Alten Power Corporation as well as a minority shareholder of Geo Finance Corporation and Mr. Luis Mora Gamaz is a minority shareholder of Geo Finance Corporation.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

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

•

Provide services that include analyses of feasibility and viability, in connection with the EnEco Waste to Energy  technology.

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

Alten Power

The Company is proceeding on its agreement to acquire certain sales, marketing and distribution rights to a Waste to Energy technology from Alten Power Corporation. The Company has elected to enhance the incineration/gasification component of its business model and considers the availability of electric power from the gasification of Municipal Solid Waste to be an added benefit to potential customers, especially Municipal, State and Federal Governments in developing countries.

GeoFinance

The Company has a Joint Venture with Geo Finance Corporation (PINK SHEETS) whereby Solanex will provide working capital to the Joint Venture and Geo Finance will provide its business models as well as full inclusion of its client lists as well as all sales and marketing IT of Geo Exchange renewable energy programs.

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

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of March 31, 2010 we had cash in the amount of $0. We have forecasted expenditures of $80,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither David Eckert nor any other shareholders or third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the future. We have not identified any broker-dealers to assist in our financing efforts.  Currently, we believe we have the required funds to cover our expenses through the end of December 2010.

Results of Operations for the three months ended March 31, 2010 and 2009

No revenue was recorded for the three month period ended March 31, 2010 and no revenue has been generated since inception.

Net loss for the three months ended March 31, 2010 was $8,676 compared to a loss of $7,163 for the three months ended March 31, 2009. The expenditures comprising the loss for the three months ended March 31, 2010 consisted primarily of administrative expenses in the amount of $309 (2009 - $763) and  professional fees in the amount of $6,752 (2009 - $7,810).

During the three months ended March 31, 2009 the Company recognized a gain on the settlement of debt for $1,410 and during the same period ended March 31, 2010 the Company recognized interest expense of $1,615.

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Liquidity and Capital Resources

The Company has not earned any revenue since inception and has been able to pay its expenses and costs through the issuance of common shares as well as by loans from directors and other shareholders. The Company did not issue any shares during the three months ended March 31, 2010 or during the three months ended March 31, 2009. The Company received  $2,269 from related parties during the three months ended March 31, 2010 and $ 11,526 from loans during the three months ended March 31, 2009. There were no advances from officers or directors of the Company during those periods.

As of March 31, 2010 the Company has a working capital deficiency of $334,968 (at December 31, 2009 $326,706). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for a fiscal year are estimated at $80,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements

As of March 31, 2010 there were no off balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company recognizes the need to segregate the functions of the chief executive officer and chief financial officer. The Company’s management, including the chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures as of the period ended March 31, 2010 and, due to a lack of segregations of duties and no audit committee, has concluded that they are currently ineffective. The Company plans to install segregated controls if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” in the Form 10-K/A.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended  March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is aware that under the rules of the SEC, it will be required to establish a Sarbanes-Oxley (SOX) compliant independent audit committee, develop internal financial review, and include an auditor attestation report on internal control over financial reporting when it files its annual report for fiscal year ending December 31, 2010.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us. We are however a party to pending legal proceeding. The company entered into an agreement with a business in Florida whereby for certain services and considerations there would have been remuneration. It is the Company’s stance that no such services or considerations were ever provided. The Company was served a notice in October 2009. The Company was represented in January 2010 at an initial hearing in Florida and is confident that the case will be resolved to our favor.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010 the Company issued the following securities:

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

May 14, 2010

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

May 14, 2010

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

May 14, 2010

/s/ Dave Eckert_

Dave Eckert

Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

                Exhibit 32.1

 In connection with the quarterly report of Solanex Management Inc. a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended March 31, 2010, as filed with the Securities and Exchange Commission (the “Report”), Dave Eckert, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/ Dave Eckert_______________

Name:    Dave Eckert

Title:      Chief Executive Officer

Date:     May 14, 2010

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.2

In connection with the quarterly report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended March 31, 2010, as filed with the Securities and Exchange Commission (the “Report”), Dave Eckert, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/ Dave Eckert____________

Name:   Dave Eckert

Title:     Chief Financial Officer

Date:     May 14, 2010

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]