Form 10-Q
period 2010-06-30
SOLANEX MANAGEMENT INC
filed 2010-08-16
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended     June 30, 2010

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 12, 2010,  the Issuer had 15,460,080 shares of common stock, par value $0.001, issued and outstanding.

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

                  Plan of Operations

13

                  Liquidity and Capital Resources

14

ITEM 4T.

CONTROLS AND PROCEDURES

15

PART II -OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

16

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

16

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 16

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 6.

OTHER INFORMATION

16

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

17

CERTIFICATIONS

18

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (audited); and
F-2	(Unaudited) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the cumulative period from inception on October 12, 2000 to June 30, 2010; and
F-3	(Unaudited) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and for the cumulative period from inception October 12, 2000 to June 30, 2010; and
F-4	Notes to Consolidated Financial Statements.

These interim consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2010.

The interim consolidated financial statements of the Company were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the interim consolidated financial statements fairly present the financial condition of the Company at June 30, 2010. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2009.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$194,107	$173,496
Payable to related parties	49,539	22,110
Promissory notes payable	20,700	20,700
Convertible promissory notes payable	120,400	110,400

Total Current Liabilities	384,746	326,706

STOCKHOLDERS' (DEFICIT)

Preferred stock; 20,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 15,460,080 shares
issued and outstanding	15,460	15,460
Additional paid-in capital	856,690	845,862
Deficit accumulated during the development stage	(1,256,896)	(1,188,028)

Total Stockholders' (Deficit)	(384,746)	(326,706)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Since Inception on
	For the Three Months Ended		For the Six Months Ended		October 10, 2000
	June 30,		June 30,		Through
	2010	2009	2010	2009	June 30, 2010
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative	36,796	2,158	37,105	2,921	264,553
Consulting fees	-	-	-	-	412,649
Foreign exchange loss	-	-	-	-	4,229
Office and rent	-	-	-	-	153,824
Professional fees	11,948	1,450	18,700	9,260	190,432
Technology cost	-	-	-	-	100,000
Total Operating Expenses	48,744	3,608	55,805	12,181	1,125,687

LOSS FROM OPERATIONS	(48,744)	(3,608)	(55,805)	(12,181)	(1,125,687)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	-	-	1,410	1,410
Interest expense	(11,449)	-	(13,063)	-	(132,619)
Total Other Income (Expense)	(11,449)	-	(13,063)	1,410	(131,209)

LOSS BEFORE INCOME TAXES	(60,193)	(3,608)	(68,868)	(10,771)	(1,256,896)
INCOME TAX EXPENSE	-	-	-	-	-
NET LOSS	$(60,193)	$(3,608)	$(68,868)	$(10,771)	$(1,256,896)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	15,460,080	15,460,080	15,460,080	15,460,080

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Since Inception on
			October 10, 2000
	For the Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(68,868)	$(10,771)	$(1,256,896)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	127,387
Gain on settlement of debt	-	(1,410)	(1,410)
Beneficial conversion feature and imputed interest	10,828	-	122,476
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	20,611	(4,353)	317,011

Net Cash Used in Operating Activities	(37,429)	(16,534)	(691,432)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from loans payable	10,000	7,252	389,282
Related party payable	27,429	8,323	44,539
Repayment of loans payable	-	-	(5,000)
Issuance of common stock	-	-	264,998

Net Cash Provided by Financing Activities	37,429	15,575	693,819

FOREIGN CURRENCY EFFECT ON CASH	-	-	(2,387)
NET DECREASE IN CASH	-	(959)	-
CASH AT BEGINNING OF PERIOD		959	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for technology	$-	$-	$3,500
Common stock issued for debt	$-	$-	$226,772
Common stock issued for payables	$-	$-	$119,404
Common stock issued for services	$-	$-	$120,000

The accompanying notes are an integral part of these financial statements.

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2010 and December 31, 2009

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010 the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

Except as disclosed elsewhere in these notes, following are related party transactions and amounts owed:

As of June 30, 2010 and December 31, 2009, $49,539 and $22,110 was owed to the officers and shareholders of the Company.

NOTE 5 – PROMISSORY NOTES PAYABLE

As of June 30, 2010 and December 31, 2009 the Company owed third parties $20,700 in promissory notes.  These notes are unsecured, accrue no interest and are due on demand.  Since the notes do not state an interest rate, the Company has imputed interest at the rate of 8% per annum in a total of $828 and $624 for the six months ended June 30, 2010 and 2009.  The expense is recorded as a contribution to the Company’s additional paid-in capital account.

Additionally, the Company owed $120,400 and $110,400 in convertible promissory notes payable to unrelated parties as of June 30, 2010 and December 31, 2009, respectively.  These notes bear interest at a rate equal to the 3 year Treasury note plus 275 basis points computed annually.  These notes can be settled for 240,000 shares of the Company’s preferred stock which are convertible into 12,000,000 shares of the Company’s common stock, at the discretion of either party. The Company is currently in default on its payment obligation making the balance of the note payable on demand and thus the Company has classified this note as a current liability.  No demand for payment has been made at this time.

In accordance with ASC 470 the Company determined that a beneficial conversion feature exists as part of this convertible notes and calculated its value to be $120,400 using the intrinsic value method.  Accordingly, the Company has recorded a beneficial conversion feature allowance that was amortized immediately because there is no vesting period before the debt can be converted.  The Company has recognized $110,400 in interest expense in conjunction with this conversion feature during the year ended December 31, 2009 and $10,000 during the six months ended June 30, 2010.

NOTE 6 - CAPITAL STOCK

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

June 30, 2010 and December 31, 2009

NOTE 6 - CAPITAL STOCK

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

NOTE 7 – SIGNIFICANT EVENTS

The Company entered into a Letter of Intent dated July 27, 2009, to acquire the existing sales, marketing and distribution agreement between Alten Power Corporation and to EnEco Systems Inc. Waste to Energy technology including any and all rights to projects which have been initiated by Alten Power Corporation. This agreement includes but is not limited to a feasibility/viability assessment for a waste to energy facility in Mexico and Abbotsford British Columbia, Canada. The LOI calls for a due diligence on the technology, which was concluded in November, 2009. The due diligence on the potential locations in Mexico is ongoing. According to the terms of the agreement, the Company would acquire any and all rights to projects that have been initiated by Alten, including but not limited to feasibility/viability assessments for waste to energy facilities in Central and South America, the United States and Canada. The transfer would be completed following payment of $200,000 (two hundred thousand USD) plus 3 million common shares of Solanex.

The Company entered into a Memorandum of Understanding ("MOU") dated August 25 2009 to form a Joint Venture with Geo Finance Corporation (PINK SHEETS).  Solanex will provide working capital to the Joint Venture and Geo Finance will provide its business models as well as full inclusion of its client lists as well as all sales and marketing IT of Geo Exchange renewable energy programs. The Joint Venture (JV) will be established by means of a Limited Liability Company (LLC) under US Law, with its place of business being in the State of Nevada According to the terms of the MOU, the JV shall be 51% owned by Solanex and 49% by Geo Finance. There is a 60-day “Negotiation Period” to formalize the MOU and a performance date of 90 days thereafter for Solanex to provide the required working capital of $500,000 for the JV. As the two companies are currently working on closing a particular transaction together and there are no penalties to continue the discussions, the dates have been extended indefinitely.

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

June 30, 2010 and December 31, 2009

NOTE 7 – SIGNIFICANT EVENTS (CONTINUED)

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

The MOU calls for a due diligence period, which was to be concluded by October 31, 2009, however, it has been extended indefinitely as the two companies are currently working on closing a particular transaction together and to facilitate ongoing testing. According to the terms of the agreement, the territory includes the exclusive rights for Mexico, Central and South America as well as additional Joint Venture rights for North American projects with the existing rights holder. The agreement calls for a royalty, which is not to exceed 5% of the net production revenues as well as a payment of 3 million common shares of Solanex.

Mr. Dave Eckert is a minority shareholder of the private company Alten Power Corporation as well as a minority shareholder of Geo Finance Corporation and Mr. Luis Mora Gamaz is a minority shareholder of Geo Finance Corporation.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no material subsequent events to report as of the date of this report.

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

We will also be actively pursuing smaller oil sands projects that are not viable for the large conglomerates, which, given the mobile technology of the liquid extraction system are a niche target for our company. Also utilizing the Pyrolitic Hydrocarbon Gasification system allows us to capitalize further on our Central and South American contacts to obtain access to the multitudinous piles of tires throughout the area; yielding profitable fuel production.

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

It is anticipated that each source of coal, shale and tires will also follow the results of the oil sands, meaning that each deposit will be correspondent to the percentage of hydrocarbons found in each specific feed stock. Management is encouraged by these results and as such will begin the search for sources of feedstock in Canada, the US and in Mexico, immediately, in anticipation that the final engineering results will garner similar results for the shale, coal and tires.

The Company continues to seek out other opportunities in the renewable and alternative energy sectors which may become available to the Company and which may be funded at levels of funding attainable by the Company.

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of June 30, 2010 we had cash in the amount of $0. We have forecasted expenditures of $80,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither David Eckert nor any other shareholders or third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the future. We have not identified any broker-dealers to assist in our financing efforts.  Currently, we believe we have the required funds to cover our expenses through the end of December 2010.

Results of Operations for the three months ended June 30, 2010 and 2009

No revenue was recorded for the three month period ended June 30, 2010 and no revenue has been generated since inception.

Net loss for the three months ended June 30, 2010 was $60,913 compared to a loss of $3,608 for the three months ended June 30, 2009. The expenditures comprising the loss for the three months ended June 30, 2010 consisted primarily of administrative expenses in the amount of $36,796 (2009 - $2,158) and  professional fees in the amount of $11,948 (2009 - $1,450).   Administrative expenses and professional fees have increased primarily due to fees associated with our public filings and our attempts to raise additional capital.

During the three months ended June 30, 2009 the Company recognized interest expense of $11,449 (2009 - $0).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Results of Operations for the six months ended June 30, 2010 and 2009

No revenue was recorded for the six month period ended June 30, 2010 and no revenue has been generated since inception.

Net loss for the six months ended June 30, 2010 was $68,868 compared to a loss of $10,771 for the six months ended June 30, 2009. The expenditures comprising the loss for the six months ended June 30, 2010 consisted primarily of administrative expenses in the amount of $37,105 (2009 - $2,921) and  professional fees in the amount of $18,700 (2009 - $9,260).   Administrative expenses and professional fees have increased primarily due to fees associated with our public filings and our attempts to raise additional capital.

During the three months ended June 30, 2009 the Company recognized a gain on the settlement of debt for $1,410 and during the same period ended June 30, 2010 the Company recognized interest expense of $13,063.

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

Cash used in operating activities totaled $(37,429) and $(16,534) for the six months ended June 30, 2010 and 2009, respectively.   The $68,868 net loss was partially offset by increases in accounts payable in both periods.

The Company did not issue any shares during the six months ended June 30, 2010 or 2009. The Company received $27,429 from related parties and $10,000 from loans during the six months ended June 30, 2010.

As of June 30, 2010 the Company has a working capital deficiency of $384,746 (at December 31, 2009 $326,706). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

The Company’s cash requirements to operate for a fiscal year are estimated at $80,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements

As of June 30, 2010 there were no off balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

The Company’s management, including the chief executive officer and chief financial officer (who are the same person), is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company recognizes the need to segregate the functions of the chief executive officer and chief financial officer. The Company’s management, including the chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures as of the period ended June 30, 2010 and, due to a lack of segregations of duties and no audit committee, has concluded that they are currently ineffective. The Company plans to install segregated controls if it is able to obtain additional financing needed to sustain its business plan.  See “Risk Factors” in the Form 10-K/A.

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

None.

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

August 15, 2010

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

August 15, 2010

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

August 15, 2010

/s/ Dave Eckert_

Dave Eckert

Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

                Exhibit 32.1

 In connection with the quarterly report of Solanex Management Inc. a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission (the “Report”), Dave Eckert, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/ Dave Eckert_______________

Name:    Dave Eckert

Title:      Chief Executive Officer

Date:     August 15, 2010

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.2

In connection with the quarterly report of Solanex Management Inc., a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission (the “Report”), Dave Eckert, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/ Dave Eckert____________

Name:   Dave Eckert

Title:     Chief Financial Officer

Date:     August 15, 2010

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]