Form 10-Q
period 2010-09-30
SOLANEX MANAGEMENT INC
filed 2010-11-15
CIK 1165006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended   September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly transition period ended ______

0-49632

Commission file number:

Solanex Management Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	#98-0361151
(State of Incorporation)	(I.R.S. Employer Identification No.)

3820 Boca Chica Avenue

                 Las Vegas, Nevada 89120

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 8, 2010,  the Issuer had 15,460,080 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No  [X]

PART I -FINANCIAL INFORMATION

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

12

                  Liquidity and Capital Resources

14

ITEM 4T.CONTROLS AND PROCEDURES

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

18

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Our consolidated financial statements included in this Form 10-Q are as follows:
Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009; and

(Unaudited) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the cumulative period from inception on October 12, 2000 to September 30, 2010; and

(Unaudited) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and for the cumulative period from inception October 12, 2000 to September 30, 2010; and
Notes to Consolidated Financial Statements.

These interim consolidated financial statements of the Company have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year ending December 31, 2010.

The interim consolidated financial statements of the Company were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the interim consolidated financial statements fairly present the financial condition of the Company at September 30, 2010. The Company's auditors have expressed a going concern qualification with respect to the Company's audited financial statements at December 31, 2009.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$204,938	$173,496
Payable to related parties	49,685	22,110
Promissory notes payable	20,700	20,700
Convertible promissory notes payable	120,400	110,400

Total Current Liabilities	395,723	326,706

STOCKHOLDERS' (DEFICIT)

Preferred stock; 20,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 15,460,080 shares
issued and outstanding	15,460	15,460
Additional paid-in capital	857,104	845,862
Deficit accumulated during the development stage	(1,268,288)	(1,188,028)

Total Stockholders' (Deficit)	(395,724)	(326,706)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Since Inception on
					October 10, 2000
	For the Three Months Ended		For the Six Months Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
General and administrative	7,708	3,194	44,812	6,115	272,260
Consulting fees	-	-	-	-	412,649
Foreign exchange loss	-	-	-	-	4,229
Office and rent	-	-	-	-	153,824
Professional fees	2,250	7,400	20,950	16,660	192,682
Technology cost	-	-	-	-	100,000
Total Operating Expenses	9,958	10,594	65,762	22,775	1,135,644

LOSS FROM OPERATIONS	(9,958)	(10,594)	(65,762)	(22,775)	(1,135,644)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	-	-	-	1,410	1,410
Interest expense	(1,434)	-	(14,498)	-	(132,619)
Total Other Income (Expense)	(1,434)	-	(14,498)	1,410	(131,209)

LOSS BEFORE INCOME TAXES	(11,392)	(10,594)	(80,260)	(21,365)	(1,266,853)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(11,392)	$(10,594)	$(80,260)	$(21,365)	$(1,266,853)
BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,460,080	15,460,080	15,460,080	15,460,080

The accompanying notes are an integral part of these financial statements.

SOLANEX MANAGEMENT, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Since Inception on
			October 10, 2000
	For the Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(80,260)	$(21,365)	$(1,268,288)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	127,387
Gain on settlement of debt	-	(1,410)	(1,410)
Beneficial conversion feature and imputed interest	11,243	-	122,891
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	31,442	4,831	327,842
Net Cash Used in Operating Activities	(37,575)	(17,944)	(691,578)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from loans payable	10,000	8,662	389,282
Related party payable	27,575	8,323	44,685
Repayment of loans payable	-	-	(5,000)
Issuance of common stock	-	-	264,998
Net Cash Provided by Financing Activities	37,575	16,985	693,965

FOREIGN CURRENCY EFFECT ON CASH	-	-	(2,387)
NET DECREASE IN CASH	-	(959)	-
CASH AT BEGINNING OF PERIOD		959	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for technology	$-	$-	$3,500
Common stock issued for debt	$-	$-	$226,772
Common stock issued for payables	$-	$-	$119,404
Common stock issued for services	$-	$-	$120,000

The accompanying notes are an integral part of these financial statements.

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Solanex Management Inc.  (the "Company") was incorporated in the State of Nevada on October  12,  2000 under the name EcoSoil Management Corp. and is in its early  developmental stage.  The Company changed its name to Solanex Management Inc. on December 6, 2001.  The Company is in the renewable energy, and environmental sustainability of natural resources business, and considered to be in the development stage for financial reporting purposes. To date, the Company's only activities have been organizational, directed at acquiring a principal asset, raising initial capital and developing its business plan; accordingly, the Company is classified as a development stage enterprise in accordance with ASC 915.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, results of operation, or cash flows.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

As of September 30, 2010 and December 31, 2009, $49,685 and $22,110 was owed to the officers and shareholders of the Company.

SOLANEX, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2010 and December 31, 2009

NOTE 5 – PROMISSORY NOTES PAYABLE

As of September 30, 2010 and December 31, 2009 the Company owed third parties $20,700 in promissory notes.  These notes are unsecured, accrue no interest and are due on demand.  Since the notes do not state an interest rate, the Company has imputed interest at the rate of 8% per annum in a total of $1,242 for the nine months ended September 30, 2010.  The expense is recorded as a contribution to the Company's additional paid-in capital account.

Additionally, the Company owed $120,400 and $110,400 in convertible promissory notes payable to unrelated parties as of September 30, 2010 and December 31, 2009, respectively.  These notes bear interest at a rate equal to the 3 year Treasury note plus 275 basis points computed annually.  These notes can be settled for 240,000 shares of the Company's preferred stock which are convertible into 12,000,000 shares of the Company's common stock, at the discretion of either party. The Company is currently in default on its payment obligation making the balance of the note payable on demand and thus the Company has classified this note as a current liability.  No demand for payment has been made at this time.

In accordance with ASC 470 the Company determined that a beneficial conversion feature exists as part of this convertible notes and calculated its value to be $120,400 using the intrinsic value method.  The Company has recognized $110,400 in interest expense in conjunction with this conversion feature during the year ended December 31, 2009 and $10,000 during the nine months ended September 30, 2010.

NOTE 6 - CAPITAL STOCK

No preferred shares have been issued. The preferred shares have been authorized without terms. The terms of the preferred shares will be set by the Company's board of directors as, if and when the preferred shares are issued.  Each preferred share is convertible into 50 shares of the Company's common stock.

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

September 30, 2010 and December 31, 2009

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN

Our plans for the next 12 months are to actively pursue numerous municipalities in the Central and South American arena to partner with on Waste to Energy power plants. We have had numerous inquiries and are confident that we will be able to close several opportunities.

These municipal contacts have opened doors of opportunity for additional alternative energy's such as geoexchange, seawater thermal and solar energy's. These opportunities will be aggressively pursued via our joint venture with Geo Finance Corporation.

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

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties and may cause actual results to differ materially from the forward-looking statements.  Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business and additional factors that could materially affect our financial results is included herein and in our other filings on EDGAR.

The following discussion should be read in conjunction with the accompanying unaudited interim financial statements.

Business History

We were incorporated as EcoSoil Management Inc. under the laws of the State of Nevada on October 12, 2000. We changed our name to Solanex Management Inc. ("Solanex" or "the Company") on December 6, 2001. To date, our activities have been organizational in nature, directed at acquiring our principal assets, raising capital, and implementing measures under our business plan in hopes of achieving revenues.

Our business previously was focused on the development, manufacture, and sale of the Thermal Destructor; and the development, manufacture, and sale of the portable Steam Injection System. The Company is now expanding into the other businesses outlined below.

Alten Power

The Company entered into a Letter of Intent dated July 27, 2009, to acquire the existing sales, marketing and distribution agreement between Alten Power Corporation and to EnEco Systems Inc. Waste to Energy technology including any and all rights to projects which have been initiated by Alten Power Corporation. This agreement includes but is not limited to a feasibility/viability assessment for a waste to energy facility in Mexico and Abbotsford British Columbia, Canada. The LOI calls for a due diligence on the technology, which was concluded in November, 2009. The due diligence on the potential locations in Mexico is ongoing. According to the terms of the agreement, the Company would acquire any and all rights to projects that have been initiated by Alten, including but not limited to feasibility/viability assessments for waste to energy facilities in Central and South America, the United States and Canada. The transfer would be completed following payment of $200,000 (two hundred thousand USD) plus 3 million common shares of Solanex. The Company has been focusing its efforts on raising the financing to complete this transfer.

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

The principal reason that end users do not take advantage of the substantial savings of using the geoexchange technology for heat air conditioning and hot water is due to the considerable capital cost of the "green" technology. The business model of Geo Finance Corporation was created to secure and finance Geo Thermal Exchange ("GeoExchange") heating/cooling fields throughout North America. This allows end users to install the green technology without a Capital infusion and the payments for the lease and reduced power costs will in most cases be less than traditional operating expenses for traditional heat, air conditioning and hot water. A management team of highly experienced professionals has been assembled to develop a "Green" finance and leasing company with unique operating and financial strategies. The management team has completed comprehensive due diligence and analysis that demonstrates the viability of the leasing model, significant growth and an attractive potential return on investment for third party investors and the Company.

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

Plan of Operation

Our plans for the next 12 months are focused on pursuing acquisitions for revenues as well as piursuing financing. The Company is working on raising the financing to complete its LOI with Alten Power. The Company has received a proposal for the due diligence of its waste to energy technology announced. The proposal includes a complete peer review of the technology, including the scope of the technology, the modular aspect of the technology, the upper and lower size limits of the technology, the requirements from the host (municipality) for the project to succeed, the "project variables" for a given range of plant sizes, and more.

The Company is also looking to provide working capital to its Joint Venture with Geo Finance.  GeoFinance Corporation has subsequently presented an Expression of Interest to provide financing and monitoring for the installation of a geo-exchange collection field in Ontario, Canada. The details of the project as defined in the feasibility/engineering study calls for the provision of heat, hot water and air-conditioning for up to 540,000 square feet of residential, municipal arena and retirement facilities at a cost estimated to be approximately $4,500,000. The Company is proceeding on acquiring the financing of this joint venture.

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

The feed stock used in the first run on October 5, 2009, was tar sands from the Asphalt Ridge in Utah, carrying a 16% hydrocarbon count. The unit processed the material at the rate of six (6) tons per hour and ran on a continuous feed basis with three (3) eight (8) hour shifts, with one hour being used for basic maintenance. The unit produced ninety five (95) barrels of high grade, low sulphur crude and forty seven (47) barrels of methanol per day. The operating cost based on the existing equipment equated to $14.24 per barrel. Not included in the operating costs are variables for mining and delivery of feedstock to the unit, since the mining, delivery and cost of feedstock will vary from site to site.

The Company is continuing to facilitate on going testing during its due diligence period, which is to be concluded by December  31, 2010. According to the terms of the agreement, the territory includes the exclusive rights for Mexico, Central and South America as well as additional Joint Venture rights for North American projects with the existing rights holder. The agreement calls for a royalty, which is not to exceed 5% of the net production revenues as well as a payment of 3 million common shares of Solanex.

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

Financing Plans

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of September 30, 2010 we had cash in the amount of $0. We have forecasted expenditures of $80,000 for the next twelve months. Therefore, we will require financing to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of meeting our financial requirements over the next twelve months. Although neither David Eckert nor any other shareholders or third parties have any legal obligations to infuse additional capital, it is anticipated that each party will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or will fail. Should this failure to finance occur the Company would abandon its current business plan.

We have not contacted any broker-dealers or other parties regarding our financing plans but may do so in the future. We have not identified any broker-dealers to assist in our financing efforts.  Currently, we believe we have the required funds to cover our expenses through the end of December 2010. The Company is currently completing its due diligence on several revenue generating acquisitions to offset its expenses as it further develops its business plan.

Results of Operations for the three months ended September 30, 2010 and 2009

No revenue was recorded for the three month period ended September 30, 2010 and no revenue has been generated since inception.

Net loss for the three months ended September 30, 2010 was $11,392 compared to a loss of $10,594 for the three months ended September 30, 2009. The expenditures comprising the loss for the three months ended September 30, 2010 consisted primarily of administrative expenses in the amount of $7,708 (2009 - $3,194) and  professional fees in the amount of $2,250 (2009 - $7,400).   Administrative expenses have increased primarily due to fees associated with our public filings and our attempts to raise additional capital.

During the three months ended September 30, 2010 the Company recognized interest expense of $1,434 (2009 - $0).

The Company has kept its office and business operations at a minimum and has relied mainly on its directors as the Company assesses its business plan and direction.

Results of Operations for the nine months ended September 30, 2010 and 2009

No revenue was recorded for the nine month period ended September 30, 2010 and no revenue has been generated since inception.

Net loss for the nine months ended September 30, 2010 was $80,260 compared to a loss of $21,365 for the nine months ended September 30, 2009. The expenditures comprising the loss for the nine months ended September 30, 2010 consisted primarily of administrative expenses in the amount of $44,812 (2009 - $6,115) and  professional fees in the amount of $20,950 (2009 - $16,660).   Administrative expenses and professional fees have increased primarily due to fees associated with our public filings and our attempts to raise additional capital.

During the nine months ended September 30, 2009 the Company recognized a gain on the settlement of debt for $1,410 and during the same period ended September 30, 2010 the Company recognized interest expense of $14,498.

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

Cash used in operating activities totaled $(37,575) and $(17,944) for the nine months ended September 30, 2010 and 2009, respectively.   The $80,260 net loss was partially offset by increases in accounts payable in both periods.

The Company did not issue any shares during the nine months ended September 30, 2010 or 2009. The Company received $27,429 from related parties and $10,000 from loans during the nine months ended September 30, 2010.

As of September 30, 2010 the Company has a working capital deficiency of $395,723 (at December 31, 2009 $326,706). The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company. The Company may not be successful in its efforts to obtain equity financing and/or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

The Company's cash requirements to operate for a fiscal year are estimated at $80,000. The Company is currently seeking out options for financing from shareholders or private placements.

Off Balance Sheet Arrangements

As of September 30, 2010 there were no off balance sheet arrangements.

ITEM 4T. CONTROLS AND PROCEDURES

The Company's management, including the chief executive officer and chief financial officer (who are the same person), do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud that could occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Disclosure Controls and Procedures

The Company's management, including the chief executive officer and chief financial officer (who are the same person), is responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). The Company recognizes the need to segregate the functions of the chief executive officer and chief financial officer. The Company's management, including the chief executive officer and chief financial officer, has evaluated our disclosure controls and procedures as of the period ended September 30, 2010 and, due to a lack of segregations of duties and no audit committee, has concluded that they are currently ineffective. The Company plans to install segregated controls if it is able to obtain additional financing needed to sustain its business plan.  See "Risk Factors" in the Form 10-K/A.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the fiscal quarter ended  September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us. We are however a party to pending legal proceeding. The company entered into an agreement with a business in Florida whereby for certain services and considerations there would have been remuneration. It is the Company's stance that no such services or considerations were ever provided. The Company was served a notice in October 2009. The Company was represented in January 2010 at an initial hearing in Florida and is confident that the case will be resolved to our favor.

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

November 15, 2010

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

November 15, 2010

/s/ Dave Eckert_

Dave Eckert

Chief Financial Officer

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

November 15, 2010

/s/ Dave Eckert_

Dave Eckert

Chief Financial Officer

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

 In connection with the quarterly report of Solanex Management Inc. a Nevada corporation (the "Company"), on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission (the "Report"), Dave Eckert, Chief Executive Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/ Dave Eckert_______________

Name:   Dave Eckert

Title:     Chief Financial Officer

Date:     November 15, 2010

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.2

In connection with the quarterly report of Solanex Management Inc., a Nevada corporation (the "Company"), on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission (the "Report"), Dave Eckert, Chief Financial Officer of the Company do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:         /s/ Dave Eckert____________

Name:   Dave Eckert

Title:     Chief Financial Officer

Date:     November 15, 2010

[A signed original of this written statement required by Section 906 has been provided to Solanex Management Inc. and will be retained by Solanex Management Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]